Form 10-Q
period 2020-09-30
Genesis Healthcare, Inc.
filed 2020-11-09
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 6, 2020, was:

Class A common stock, $0.001 par value – 110,642,614 shares

Class B common stock, $0.001 par value – 744,396 shares

Class C common stock, $0.001 par value – 55,409,742 shares

Genesis Healthcare, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$200,995	$12,097
Restricted cash and equivalents	45,437	63,101
Restricted investments in marketable securities	39,682	31,855
Accounts receivable	456,023	567,636
Prepaid expenses	118,051	108,908
Other current assets	37,225	44,079
Assets held for sale	—	1,171
Total current assets	897,413	828,847
Property and equipment, net of accumulated depreciation of $422,824 and $431,361 at September 30, 2020 and December 31, 2019, respectively	1,018,939	962,105
Finance lease right-of-use assets, net of accumulated amortization of $15,578 and $23,401 at September 30, 2020 and December 31, 2019, respectively	28,635	37,097
Operating lease right-of-use assets	1,817,603	2,399,505
Restricted cash and equivalents	51,106	50,608
Restricted investments in marketable securities	98,159	105,087
Other long-term assets	120,098	85,725
Deferred income taxes	1,946	3,772
Identifiable intangible assets, net of accumulated amortization of $80,126 and $76,243 at September 30, 2020 and December 31, 2019, respectively	83,530	87,446
Goodwill	85,642	85,642
Assets held for sale	11,554	16,306
Total assets	$4,214,625	$4,662,140
Liabilities and Stockholders' Deficit:
Current liabilities:
Current portion of long-term debt	$10,693	$162,426
Current portion of finance lease obligations	2,958	2,839
Current portion of operating lease obligations	126,974	140,887
Accounts payable	190,264	238,384
Accrued expenses	324,354	226,092
Accrued compensation	145,439	153,698
Self-insurance reserves	149,793	146,476
Current portion of liabilities held for sale	400	368
Total current liabilities	950,875	1,071,170
Long-term debt	1,543,698	1,450,994
Finance lease obligations	35,577	39,335
Operating lease obligations	2,199,826	2,681,403
Deferred income taxes	5,071	5,245
Self-insurance reserves	405,955	406,864
Liabilities held for sale	18,373	19,789
Other long-term liabilities	200,165	69,905
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 110,642,614 and 107,888,854 at September 30, 2020 and December 31, 2019, respectively)	111	108
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at September 30, 2020 and December 31, 2019, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 55,409,742 and 56,172,193 at September 30, 2020 and December 31, 2019, respectively)	55	56
Additional paid-in-capital	243,697	248,594
Accumulated deficit	(1,061,586)	(1,010,296)
Accumulated other comprehensive income	1,503	602
Total stockholders’ deficit before noncontrolling interests	(816,219)	(760,935)
Noncontrolling interests	(328,696)	(321,630)
Total stockholders' deficit	(1,144,915)	(1,082,565)
Total liabilities and stockholders’ deficit	$4,214,625	$4,662,140

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenues	$938,653	$1,123,705	$2,987,162	$3,430,397
Salaries, wages and benefits	535,009	620,493	1,732,486	1,889,062
Other operating expenses	309,664	339,441	967,419	1,014,507
General and administrative costs	45,172	35,930	124,558	107,024
Lease expense	86,247	100,018	280,662	288,665
Depreciation and amortization expense	24,373	34,932	84,177	101,395
Interest expense	33,918	37,099	102,065	141,590
Loss on early extinguishment of debt	1,101	2,460	6,561	2,436
Investment income	(957)	(2,071)	(3,074)	(6,078)
Other income	(53,507)	(131,811)	(182,439)	(172,141)
Transaction costs	15,561	12,941	26,696	23,025
Long-lived asset impairments	72,400	16,037	159,200	16,937
Federal stimulus - COVID-19 other income	(31,212)	—	(216,713)	—
Equity in net income of unconsolidated affiliates	(3,362)	(93)	(6,811)	(178)
(Loss) income before income tax expense (benefit)	(95,754)	58,329	(87,625)	24,153
Income tax expense (benefit)	176	(569)	(1,060)	(680)
Net (loss) income	(95,930)	58,898	(86,565)	24,833
Less net loss (income) attributable to noncontrolling interests	33,137	(12,801)	35,275	1,182
Net (loss) income attributable to Genesis Healthcare, Inc.	$(62,793)	$46,097	$(51,290)	$26,015
(Loss) earnings per common share:
Basic:
Weighted-average shares outstanding for basic net (loss) income per share	113,145	109,123	111,372	106,581
Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.55)	$0.42	$(0.46)	$0.24

Diluted:
Weighted-average shares outstanding for diluted net (loss) income per share	113,145	166,002	111,372	164,583
Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.55)	$0.40	$(0.46)	$0.21

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(95,930)	$58,898	$(86,565)	$24,833
Net unrealized (loss) gain on marketable securities, net of tax	(149)	98	1,331	1,216
Comprehensive (loss) income	(96,079)	58,996	(85,234)	26,049
Less: comprehensive loss (income) attributable to noncontrolling interests	33,198	(12,830)	34,845	838
Comprehensive (loss) income attributable to Genesis Healthcare, Inc.	$(62,881)	$46,166	$(50,389)	$26,887

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

(UNAUDITED)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income	deficit	interests	deficit
Balance at December 31, 2019	107,889	$108	744	$1	56,172	$56	$248,594	$(1,010,296)	$602	$(760,935)	$(321,630)	$(1,082,565)
Net income	—	—	—	—	—	—	—	33,508	—	33,508	5,173	38,681
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	641	641	337	978
Share based compensation	—	—	—	—	—	—	1,894	—	—	1,894	—	1,894
Issuance of common stock	5	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	270	—	—	—	(270)	—	(2,612)	—	—	(2,612)	2,612	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Balance at March 31, 2020	108,164	$108	744	$1	55,902	$56	$247,876	$(976,788)	$1,243	$(727,504)	$(314,631)	$(1,042,135)
Net loss	—	—	—	—	—	—	—	(22,005)	—	(22,005)	(7,311)	(29,316)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	348	348	154	502
Share based compensation	—	—	—	—	—	—	1,831	—	—	1,831	—	1,831
Issuance of common stock	1,928	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	492	1	—	—	(492)	(1)	(7,597)	—	—	(7,597)	7,597	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,163)	(1,163)
Balance at June 30, 2020	110,584	$111	744	$1	55,410	$55	$242,108	$(998,793)	$1,591	$(754,927)	$(315,354)	$(1,070,281)
Net loss	—	—	—	—	—	—	—	(62,793)	—	(62,793)	(33,137)	(95,930)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(88)	(88)	(61)	(149)
Share based compensation	—	—	—	—	—	—	1,600	—	—	1,600	—	1,600
Issuance of common stock	59	—	—	—	—	—	—	—	—	—	—	—
Conversion of common stock among classes	—	—	—	—	—	—	(11)	—	—	(11)	11	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,335)	(1,335)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	21,180	21,180
Balance at September 30, 2020	110,643	$111	744	$1	55,410	$55	$243,697	$(1,061,586)	$1,503	$(816,219)	$(328,696)	$(1,144,915)

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(86,565)	$24,833
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	18,348	21,194
Other non-cash gain, net	(182,439)	(172,141)
Share based compensation	5,325	5,713
Depreciation and amortization expense	84,177	101,395
Reduction in the carrying amount of operating lease right-of-use assets	88,219	86,250
Recovery for losses on accounts receivable	(81)	(1,005)
Equity in net income of unconsolidated affiliates	(6,811)	(178)
Benefit for deferred taxes	1,298	(1,774)
Loss (income) on early extinguishment of debt	1,942	(263)
Long-lived asset impairments	159,200	16,937
Changes in assets and liabilities:
Accounts receivable	112,164	64,614
Accounts payable and other accrued expenses and other	11,845	(63,186)
Medicare advance payments	155,824	—
Operating lease obligations	(81,288)	(66,631)
Net cash provided by operating activities	281,158	15,758
Cash flows from investing activities:
Capital expenditures	(42,040)	(47,046)
Purchases of marketable securities	(54,490)	(47,896)
Proceeds on maturity or sale of marketable securities	55,276	56,725
Purchases of assets	(207,313)	(591,660)
Sales of assets	218,636	237,632
Restricted deposits	12,910	(1,224)
Investments in joint venture	(16,936)	—
Loan provided to joint venture	(9,000)	—
Other, net	(2,617)	435
Net cash used in investing activities	(45,574)	(393,034)
Cash flows from financing activities:
Borrowings under revolving credit facilities	3,531,261	3,522,000
Repayments under revolving credit facilities	(3,667,222)	(3,518,465)
Proceeds from issuance of long-term debt	227,860	480,906
Repayment of long-term debt	(167,489)	(133,913)
Repayment of finance lease obligations	(2,177)	(1,973)
Debt issuance costs	(3,644)	(8,325)
Contributions from noncontrolling interests	21,180	27,031
Distributions to noncontrolling interests and stockholders	(3,621)	(4,192)
Net cash (used in) provided by financing activities	(63,852)	363,069
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	171,732	(14,207)
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	125,806	142,276
End of period	$297,538	$128,069
Supplemental cash flow information:
Interest paid	$80,352	$118,757
Net taxes paid	2,469	2,672
Federal stimulus - COVID-19 other income	216,713	—
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(1,462)	$(930,582)
Assets subject to finance lease obligations, net write-down due to lease activity	(492)	(1,131,352)
Operating lease obligations, net (write-down) gross-up due to lease activity	(414,201)	2,901,799
Assets subject to operating leases, net write-down (gross-up) due to lease activity	346,964	(2,514,414)
Financing obligations, net write-down due to lease activity	—	(2,734,940)
Assets subject to financing obligations, net write-down due to lease activity	—	1,718,507

See accompanying notes to unaudited consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services holding company that, through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At September 30, 2020, the Company provided inpatient services through 360 skilled nursing, assisted/senior living and behavioral health centers located in 25 states. Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

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

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company presents noncontrolling interests within the stockholders’ deficit section of its consolidated balance sheets. The Company presents the amount of net (loss) income attributable to Genesis Healthcare, Inc. and net (loss) income attributable to noncontrolling interests in its consolidated statements of operations.

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

In completing its going concern assessment, the Company considered the uncertainties around the impact of COVID-19 on its future results of operations as well as its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s indebtedness and other conditional and unconditional obligations due within 12 months following the date its financial statements were issued. Without giving effect to the prospect, timing and adequacy of future governmental funding support and other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its rent and debt obligations, and maintain compliance with financial covenants. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

In response to COVID-19, and other conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company has taken the following measures:

●	The Company applied for and received government-sponsored financial relief related to the pandemic;
●	The Company is utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While it vigorously advocates, for itself and the skilled nursing industry, regarding the need for additional government-sponsored funding, the Company continues to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	The Company continues to seek and implement measures to adapt its operational model to function for the long-term in a COVID-19 environment;
●	The Company has pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity; and
●	The Company is exploring and evaluating a number of strategic and other alternatives to manage and to improve its liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

These measures and other plans and initiatives are needed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond the Company’s control or may not be available on terms acceptable to the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if the Company receives additional funding support from government sources and/or is able to execute successfully all of these plans and initiatives, given the unpredictable nature of, and the operating challenges presented by, the COVID-19 virus, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued. Such events or circumstances could force the Company to seek reorganization under the U.S. Bankruptcy Code.

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

(2) Certain Significant Risks and Uncertainties

COVID-19

The COVID-19 pandemic has materially and adversely affected, and will continue materially and adversely to affect, the Company’s patients, staff and operations, which in turn has materially and adversely affected its revenues and expenses. The Company began to experience the negative impact of the COVID-19 pandemic beginning in late February 2020. For a more detailed discussion of the impact of COVID-19 on the Company’s operations, net revenues, operating expenses and liquidity, see Note 3 – “Significant Transactions and Events – COVID-19.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services. The Company’s inpatient services segment derives approximately 81% of its revenue from Medicare and various state Medicaid programs. The following table depicts the Company’s inpatient services segment revenue by source for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Medicare	20%	19%	20%	20%
Medicaid	61%	59%	61%	58%
Insurance	10%	12%	10%	12%
Private	7%	8%	7%	8%
Other	2%	2%	2%	2%
Total	100%	100%	100%	100%

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has over 150 distinct customers, many being chain operators with more than one location. One of the Company’s customers, a related party, comprises $31.0 million, or approximately 42%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2020. See Note 11 – “Related Party Transactions.” A future adverse event impacting this customer or other large customers, resulting in their insolvency or other economic distress, would have a material impact on the Company.

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

Covenant Compliance

Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have a significant adverse impact on the Company’s financial position.

Although the Company is in compliance with the covenants required by its material debt and material lease agreements at September 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on the Company’s ability to remain in compliance with its financial covenants through November 9, 2021. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to timely meet its required financial obligations, including its rent obligations, its debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

The Company’s ability to maintain compliance with financial covenants required by its debt and lease agreements depends in part on management’s ability to increase revenues and control costs and receive adequate government-sponsored financial support in response to the COVID-19 pandemic as well as possible waivers, deferrals and/or adjustments of debt and lease terms. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with its quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede the Company’s ability to meet covenants required by its debt and lease agreements in the future.

(3) Significant Transactions and Events

COVID-19

As discussed in Note 1 – “General Information – Going Concern Considerations,” the Company’s operations and supply chains have been materially and adversely affected by the COVID-19 pandemic, resulting in a reduction in its operating occupancy and related revenues, and an increase in its expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on its business through September 30, 2020, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operations

The Company’s first report of a positive case of COVID-19 in one of its facilities occurred on March 16, 2020. Since that time, 266 of the Company’s 360 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 70% of the patient and resident positive COVID-19 cases in its facilities have occurred in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country. The Company’s facilities in these five states represent 45% of its total operating beds.

The Company’s occupancy decreased in the early months of the pandemic following the efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of an increasing number of COVID-19 cases in their communities. As the pandemic progressed, occupancy was further decreased by, among other things, implementation of both self-imposed and state or local admission holds in facilities having exposure to positive cases of COVID-19 among patients, residents and employees. These self-imposed, and sometimes mandatory, restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

The Company’s net revenues for the three and nine months ended September 30, 2020 were materially and adversely impacted by a significant decline in occupancy as a result of COVID-19. The Company’s skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 75.4% for the three months ended September 30, 2020. The revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See Regulatory and Reimbursement Relief. After considering a commensurate reduction in related and direct operating expenses, the Company estimates lost revenue caused by COVID-19 reduced earnings by approximately $71.0 million and $145.0 million for the three and nine months ended September 30, 2020, respectively.

Operating Expenses

The Company’s operating expenses for the three and nine months ended September 30, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the three months and nine months ended September 30, 2020, the Company estimates it incurred approximately $52.0 million and $205.0 million, respectively, of incremental operating expenses in response to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, workers compensation, testing, medical equipment, enhanced cleaning and environmental sanitation costs and the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients. Additionally, the future cost of securing adequate insurance coverages through annual renewals may be significantly higher than existing coverages, and the same level of coverage may no longer be available or affordable. This includes workers compensation and general and professional liability coverages, which are requirements in most states in which we operate.

The Company is not reasonably able to predict the total amount of costs it will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity

The Company has taken, and will continue to take, actions to enhance and to preserve its liquidity in response to the pandemic. During the three and nine months ended September 30, 2020, the Company’s usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, in the second quarter of 2020, the Company applied for and received $156.8 million of advanced Medicare payments and from April through September 2020, received approximately $254.0 million of relief grants and other forms of federal relief, such as the temporary suspension of Medicare sequestration. In addition, the Company has elected to implement the CARES Act payroll tax deferral program, which is expected to preserve on an interest free basis approximately $90.0 million of cash representing the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020, of which approximately $65.0 million has been realized through September 30, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are expected to be recouped between April 2021 and February 2022, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which the Company operates, currently estimated at $85.0 million, of which approximately $76.0 million has been recognized in net revenue through September 30, 2020.

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

Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires January 20, 2021. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which the Company operates have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the three and nine months ended September 30, 2020, the Company recognized as net revenues in the consolidated statements of operations approximately $30.0 million and $76.0 million, respectively, of additional FMAP reimbursement relief. The Company cannot predict the extent to which further FMAP funding programs will be implemented in the states in which it operates.

In further response to the pandemic, on March 27, 2020, the President signed into law the bipartisan CARES Act, which authorized the cash distribution of relief funds to reimburse healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

The Company was impacted by certain provisions of the CARES Act, as summarized below.

●	Temporary suspension of certain patient coverage criteria and documentation and care requirements. The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●	Relief Funds. The CARES Act authorized HHS to distribute relief fund grants to healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19. HHS has made several rounds of distributions to providers based upon a variety of factors and providers have been able to apply for additional funding. To retain the funds, providers must submit an attestation accepting certain terms and conditions. During April 2020, the Company first began receiving relief grants from CARES Act funds administered by HHS. Through September 30, 2020, the Company has received $190.9 million in these initial relief grants, the majority of which are related to skilled nursing care provided through the Company’s Inpatient Services segment.

On July 22, 2020, President Trump announced an additional $5 billion relief fund to be used to protect residents of long term care facilities and nursing homes from the impact of COVID-19. The $5 billion relief fund included:

o	Approximately $2.5 billion in payments to be used primarily to support increased testing and meet staffing and personal protective equipment needs. During the third quarter of 2020, the Company received $57.9 million of relief grants under the program.
o	Five subsequent distributions as part of the Quality Incentive Payments Program (QIP). In order to qualify for payments under QIP, a facility must have an active state certification as a nursing home or skilled nursing facility and receive reimbursement from CMS. HHS will administer quality checks on nursing home certification status to identify and remove facilities that have a terminated, expired, or revoked certification or enrollment. Facilities must also report to at least one of three data sources that will be used to establish eligibility and collect necessary provider data to inform payment.

The QIP Program is scheduled to be divided into five performance periods (September, October, November, December 2020 and the last period will be for the combined four months of September 2020 – December 2020). Currently, it is anticipated that the payment amounts designated for each of these five periods may vary, however the total payments are expected to equal $2 billion. All nursing homes or skilled nursing facilities meeting the previously noted qualifications will be eligible for each of the performance periods.

o	$250 million of the funds is to be allocated for distribution to “COVID only” facilities.
o	$250 million of the funds will be part of a program for providers that participate in approved training programs to better enable nursing home employees to administer COVID-19-related safety practices.

The Company recognizes relief funds as income once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. During the three and nine months ended September 30, 2020, the Company recognized $31.2 million and $216.7 million, respectively, of aggregate relief funds within the “Federal stimulus – COVID-19 other income” caption in the consolidated statements of operations. The Company has recorded $32.1 million of relief funds within Accrued Expenses in the consolidated balance sheet as of September 30, 2020.

On June 9, 2020 as part of its ongoing efforts to provide financial relief to healthcare providers impacted by COVID-19, HHS announced the Phase 2 general distribution to Medicaid, Medicaid managed care, Children's Health Insurance Program (CHIP) and dental providers. HHS anticipates distributing approximately $15 billion to eligible providers that participate in state Medicaid and CHIP programs that did not receive a payment from the Provider Relief Fund General Allocation (Phase 1). Eligible applicants will receive 2% of Gross Revenues from Patient Care for calendar years 2017, 2018 or 2019 as selected by applicant. The Company has submitted applications for its assisted living facilities that meet the eligibility criteria.

●	Medicare Accelerated and Advanced Payment Program. During the second quarter of 2020, the Company applied for and received $156.8 million of interest free advanced Medicare payments. These payments will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients. In October 2020, CMS extended the recoupment period to begin one year from the date the advanced payments were issued. The Company’s recoupment period for the advanced payments is expected to be from April 2021 to February 2022. The Company has reported advanced payments of $82.4 million and $73.4 million within accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet as of September 30, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●	Payroll Tax Deferral. Under the CARES Act, the Company has elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. The Company has presented the balance of deferred payroll taxes, $64.7 million, within other long-term liabilities in the consolidated balance sheet as of September 30, 2020.

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. During the three and nine months ended September 30, 2020, the suspension of sequestration resulted in net revenues of approximately $3.1 million and $5.2 million, respectively.

●	Employee Retention Tax Credit. The employer payroll tax credit provisions of the CARES Act grant eligible companies a credit against applicable payroll taxes for each calendar quarter in an amount equal to 50% of qualified wages with a maximum credit of $5,000 per employee. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. Qualified employees are those who are not providing services as a result of such orders of a government authority. The impact of the employee retention tax credit program was not material for the three and nine months ended September 30, 2020.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NewGen Partnership

On February 1, 2020, the Company transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to a partnership with New Generation Health, LLC (the NewGen Partnership). The Company sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million. Net transaction proceeds were used by the Company to repay indebtedness, including prepayment penalties, of $33.7 million, fund its initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million. The Company recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million. Further, on May 15, 2020, the Company transitioned operational responsibility for four additional leased facilities in the state of California to the NewGen Partnership. The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million. Concurrent with these transactions, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company’s investment in the NewGen Partnership, $23.9 million, is included within other long-term assets in the consolidated balance sheet as of September 30, 2020.

Cascade Partnership

On July 2, 2020, the Company sold one facility to an affiliate of Cascade Capital Group, LLC (Cascade) for $26.1 million, using proceeds from the sale to retire U.S. Department of Housing and Urban Development (HUD) financed debt of $10.5 million, pay aggregate prepayment penalties and other closing costs of $1.0 million, and partially fund its investment in a partnership with Cascade (the Cascade Partnership). Cascade also acquired eight facilities that were operated by the Company under a master lease agreement with Second Spring. The Company continues to operate all nine of these facilities subject to a new master lease agreement with affiliates of Cascade. The master lease agreement contains an initial term of 10 years with one five-year renewal option and base rent of $20.7 million with no rent escalators for the first five years and annual rent escalators of 2.5% thereafter. The Company also obtained a fixed price option to purchase the nine facilities for $251.6 million that is exercisable from July 2023 through June 2025. The Company executed a promissory note with Cascade for $20.3 million, which was subsequently converted into a 49% membership interest in the Cascade Partnership. The Company also holds a subordinated equity interest in the Cascade Partnership of $10.0 million.

The Cascade Partnership is a VIE of which the Company is the primary beneficiary. Consequently, the Company has consolidated all of the accounts of the Cascade Partnership in the accompanying financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Cascade Partnership acquired all nine skilled nursing facilities for an aggregate purchase price of $223.6 million. The initial consolidation primarily resulted in property and equipment of $208.6 million, non-recourse debt of $190.3 million, net of debt issuance costs, and noncontrolling interests of $21.2 million. The Company has not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period. The net impact of consolidating the Cascade Partnership was not material to the accompanying consolidated statement of operations for the three and nine months ended September 30, 2020.

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

On April 1, 2020, the Company divested the operations and terminated the lease of two skilled nursing facilities in Montana. The two facilities generated annual revenues of $18.8 million and pre-tax income of $0.4 million. The lease termination resulted in an annual rent credit of $1.1 million.

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

On July 6, 2020, the Company sold a skilled nursing facility in Rhode Island for $10.5 million, resulting in a gain on sale of $6.1 million. Proceeds were used to retire $5.5 million of MidCap Real Estate Loans. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

COVID-19

The Company’s net revenues for the three and nine months ended September 30, 2020 were materially impacted by COVID-19. For discussion of the impact, see Note 3 – “Significant Transactions and Events – COVID-19.”

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

The composition of net revenues by payor type and operating segment for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three months ended September 30, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$155,374		$23,168		$—		$178,542
Medicaid	477,295		473		—		477,768
Insurance	80,242		5,852		—		86,094
Private	57,788	(1)	2		—		57,790
Third party providers	—		63,954		20,702		84,656
Other	16,374	(2)	8,068	(2)	29,361	(3)	53,803
Total net revenues	$787,073		$101,517		$50,063		$938,653

	Three months ended September 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$187,493		$22,643		$—		$210,136
Medicaid	572,100		560		—		572,660
Insurance	111,529		5,453		—		116,982
Private	77,440	(1)	66		—		77,506
Third party providers	—		85,051		17,285		102,336
Other	17,449	(2)	2,527	(2)	24,109	(3)	44,085
Total net revenues	$966,011		$116,300		$41,394		$1,123,705
(1)	Includes Assisted/Senior living revenue of $19.1 million and $23.1 million for the three months ended September 30, 2020 and 2019, respectively. Such amounts do not represent contracts with customers under ASC 606.
(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$518,892		$64,579		$—		$583,471
Medicaid	1,536,155		1,417		—		1,537,572
Insurance	259,237		16,130		—		275,367
Private	193,982	(1)	149		—		194,131
Third party providers	—		203,616		64,855		268,471
Other	50,085	(2)	17,619	(2)	60,446	(3)	128,150
Total net revenues	$2,558,351		$303,510		$125,301		$2,987,162

	Nine months ended September 30, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$596,468		$68,387		$—		$664,855
Medicaid	1,730,147		1,688		—		1,731,835
Insurance	351,228		16,603		—		367,831
Private	233,499	(1)	270		—		233,769
Third party providers	—		262,689		58,379		321,068
Other	51,659	(2)	8,438	(2)	50,942	(3)	111,039
Total net revenues	$2,963,001		$358,075		$109,321		$3,430,397
(1)	Includes Assisted/Senior living revenue of $61.0 million and $70.4 million for the nine months ended September 30, 2020 and 2019, respectively. Such amounts do not represent contracts with customers under ASC 606.
(2)	Primarily consists of revenue from Veteran Affairs and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

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

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option. There were exchanges of 0.8 million FC-GEN units and Class C shares in the nine months ended September 30, 2020 equating to 0.8 million Class A shares. There were exchanges of 3.2 million FC-GEN units and Class C shares in the nine months ended September 30, 2019 equating to 3.2 million Class A shares.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(95,930)	$58,898	$(86,565)	$24,833
Less: Net loss (income) attributable to noncontrolling interests	33,137	(12,801)	35,275	1,182
Net (loss) income attributable to Genesis Healthcare, Inc.	$(62,793)	$46,097	$(51,290)	$26,015
Denominator:
Weighted-average shares outstanding for basic net (loss) income per share	113,145	109,123	111,372	106,581

Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.55)	$0.42	$(0.46)	$0.24

A reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per common share follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(95,930)	$58,898	$(86,565)	$24,833
Less: Net loss (income) attributable to noncontrolling interests	33,137	(12,801)	35,275	1,182
Net (loss) income attributable to Genesis Healthcare, Inc.	$(62,793)	$46,097	$(51,290)	$26,015
Plus: Assumed conversion of noncontrolling interests	—	20,179	—	8,060
Net (loss) income available to common stockholders after assumed conversions	$(62,793)	$66,276	$(51,290)	$34,075
Denominator:
Weighted-average common shares outstanding	113,145	109,123	111,372	106,581
Plus: Assumed conversion of noncontrolling interests	—	56,605	—	57,313
Plus: Unvested restricted stock units and stock warrants	—	274	—	689
Adjusted weighted-average common shares outstanding, diluted	113,145	166,002	111,372	164,583

Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.55)	$0.40	$(0.46)	$0.21

The computation of diluted net (loss) income per common share attributable to Genesis Healthcare, Inc. excludes the effects of anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units, and stock warrants, which were 55.4 million and 56.0 million for the three and nine months ended September 30, 2020, respectively. There were 55.4 million and 56.5 million units attributable to the noncontrolling interests outstanding as of September 30, 2020 and 2019, respectively.

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

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Three months ended September 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$766,782	81.8%	$941,722	83.8%	$(174,940)	(18.6)%
Assisted/Senior living facilities	19,128	2.0%	23,057	2.1%	(3,929)	(17.0)%
Administration of third party facilities	1,835	0.2%	1,980	0.2%	(145)	(7.3)%
Elimination of administrative services	(672)	(0.1)%	(748)	(0)%	76	10.2%
Inpatient services, net	787,073	83.9%	966,011	86.0%	(178,938)	(18.5)%

Rehabilitation therapy services:
Total therapy services	156,706	16.7%	183,898	16.4%	(27,192)	(14.8)%
Elimination of intersegment rehabilitation therapy services	(55,189)	(5.9)%	(67,598)	(6.0)%	12,409	18.4%
Third party rehabilitation therapy services, net	101,517	10.8%	116,300	10.4%	(14,783)	(12.7)%

Other services:
Total other services	73,276	7.8%	55,532	4.9%	17,744	32.0%
Elimination of intersegment other services	(23,213)	(2.5)%	(14,138)	(1.3)%	(9,075)	(64.2)%
Third party other services, net	50,063	5.3%	41,394	3.6%	8,669	20.9%

Net revenues	$938,653	100.0%	$1,123,705	100.0%	$(185,052)	(16.5)%

	Nine months ended September 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,493,616	83.5%	$2,888,659	84.1%	$(395,043)	(13.7)%
Assisted/Senior living facilities	60,991	2.0%	70,408	2.1%	(9,417)	(13.4)%
Administration of third party facilities	5,986	0.2%	6,281	0.2%	(295)	(4.7)%
Elimination of administrative services	(2,242)	(0.1)%	(2,347)	(0.1)%	105	4.5%
Inpatient services, net	2,558,351	85.6%	2,963,001	86.3%	(404,650)	(13.7)%

Rehabilitation therapy services:
Total therapy services	475,127	15.9%	571,875	16.7%	(96,748)	(16.9)%
Elimination of intersegment rehabilitation therapy services	(171,617)	(5.7)%	(213,800)	(6.2)%	42,183	19.7%
Third party rehabilitation therapy services, net	303,510	10.2%	358,075	10.5%	(54,565)	(15.2)%

Other services:
Total other services	199,058	6.7%	143,139	4.2%	55,919	39.1%
Elimination of intersegment other services	(73,757)	(2.5)%	(33,818)	(1.0)%	(39,939)	(118.1)%
Third party other services, net	125,301	4.2%	109,321	3.2%	15,980	14.6%

Net revenues	$2,987,162	100.0%	$3,430,397	100.0%	$(443,235)	(12.9)%

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s unaudited condensed consolidated statement of operations follows (in thousands):

	Three months ended September 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$787,745	$156,706	$73,276	$—	$(79,074)	$938,653
Salaries, wages and benefits	375,352	122,134	37,523	—	—	535,009
Other operating expenses	362,212	7,178	19,447	—	(79,173)	309,664
General and administrative costs	—	—	—	45,172	—	45,172
Lease expense	85,245	253	450	299	—	86,247
Depreciation and amortization expense	20,301	1,736	206	2,245	(115)	24,373
Interest expense	15,674	—	10	19,414	(1,180)	33,918
Loss on early extinguishment of debt	—	—	—	1,101	—	1,101
Investment income	—	—	—	(2,137)	1,180	(957)
Other (income) loss	(54,052)	620	(75)	—	—	(53,507)
Transaction costs	—	—	—	15,561	—	15,561
Long-lived asset impairments	72,400	—	—	—	—	72,400
Federal stimulus - COVID-19 other income	(27,002)	(4,210)	—	—	—	(31,212)
Equity in net income of unconsolidated affiliates	—	—	—	(2,310)	(1,052)	(3,362)
(Loss) income before income tax benefit	(62,385)	28,995	15,715	(79,345)	1,266	(95,754)
Income tax expense	—	—	—	176	—	176
Net (loss) income	$(62,385)	$28,995	$15,715	$(79,521)	$1,266	$(95,930)

	Three months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$966,759	$183,898	$55,515	$17	$(82,484)	$1,123,705
Salaries, wages and benefits	437,508	152,793	30,192	—	—	620,493
Other operating expenses	394,115	11,779	16,421	—	(82,874)	339,441
General and administrative costs	—	—	—	35,930	—	35,930
Lease expense	98,987	320	384	327	—	100,018
Depreciation and amortization expense	29,263	2,934	176	2,559	—	34,932
Interest expense	12,363	14	9	24,713	—	37,099
Loss on early extinguishment of debt	—	—	—	2,460	—	2,460
Investment income	—	—	—	(2,071)	—	(2,071)
Other income	(131,811)	—	—	—	—	(131,811)
Transaction costs	—	—	—	12,941	—	12,941
Long-lived asset impairments	16,037	—	—	—	—	16,037
Equity in net loss (income) of unconsolidated affiliates	—	—	—	2,932	(3,025)	(93)
Income (loss) before income tax benefit	110,297	16,058	8,333	(79,774)	3,415	58,329
Income tax benefit	—	—	—	(569)	—	(569)
Net income (loss)	$110,297	$16,058	$8,333	$(79,205)	$3,415	$58,898

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,560,593	$475,127	$199,058	$—	$(247,616)	$2,987,162
Salaries, wages and benefits	1,237,570	378,687	116,229	—	—	1,732,486
Other operating expenses	1,132,321	24,440	58,623	—	(247,965)	967,419
General and administrative costs	—	—	—	124,558	—	124,558
Lease expense	277,506	878	1,380	898	—	280,662
Depreciation and amortization expense	71,479	5,099	612	7,140	(153)	84,177
Interest expense	42,069	27	29	63,480	(3,540)	102,065
Loss on early extinguishment of debt	—	—	—	6,561	—	6,561
Investment income	—	—	—	(6,614)	3,540	(3,074)
Other (income) loss	(183,265)	621	205	—	—	(182,439)
Transaction costs	—	—	—	26,696	—	26,696
Long-lived asset impairments	159,200	—	—	—	—	159,200
Federal stimulus - COVID-19 other income	(204,977)	(9,359)	(2,377)	—	—	(216,713)
Equity in net income of unconsolidated affiliates	—	—	—	(6,419)	(392)	(6,811)
Income (loss) before income tax benefit	28,690	74,734	24,357	(216,300)	894	(87,625)
Income tax benefit	—	—	—	(1,060)	—	(1,060)
Net income (loss)	$28,690	$74,734	$24,357	$(215,240)	$894	$(86,565)

	Nine months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,965,348	$571,875	$142,905	$234	$(249,965)	$3,430,397
Salaries, wages and benefits	1,336,298	464,740	88,024	—	—	1,889,062
Other operating expenses	1,185,684	34,866	44,312	—	(250,355)	1,014,507
General and administrative costs	—	—	—	107,024	—	107,024
Lease expense	285,510	985	1,064	1,106	—	288,665
Depreciation and amortization expense	83,463	9,210	524	8,198	—	101,395
Interest expense	68,454	41	26	73,069	—	141,590
Loss on early extinguishment of debt	—	—	—	2,436	—	2,436
Investment income	—	—	—	(6,078)	—	(6,078)
Other (income) loss	(172,126)	(76)	61	—	—	(172,141)
Transaction costs	—	—	—	23,025	—	23,025
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,318	(4,496)	(178)
Income (loss) before income tax benefit	161,128	62,109	8,894	(212,864)	4,886	24,153
Income tax benefit	—	—	—	(680)	—	(680)
Net income (loss)	$161,128	$62,109	$8,894	$(212,184)	$4,886	$24,833

The following table presents the segment assets as of September 30, 2020 compared to December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Inpatient services	$3,670,154	$4,221,579
Rehabilitation therapy services	257,641	281,978
Other services	63,822	49,877
Corporate and eliminations	223,008	108,706
Total assets	$4,214,625	$4,662,140

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents segment goodwill as of September 30, 2020 compared to December 31, 2019 (in thousands):

	Rehabilitation Therapy Services	Other Services	Consolidated
Balance at December 31, 2019
Goodwill	$73,814	$11,828	$85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642
Balance at September 30, 2020
Goodwill	73,814	11,828	85,642
Accumulated impairment losses	—	—	—
	$73,814	$11,828	$85,642

(7) Property and Equipment

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land, buildings and improvements	$1,081,930	$1,004,447
Equipment, furniture and fixtures	357,032	386,248
Construction in progress	2,801	2,771
Gross property and equipment	1,441,763	1,393,466
Less: accumulated depreciation	(422,824)	(431,361)
Net property and equipment	$1,018,939	$962,105

Net property and equipment included $741.7 million and $535.9 million at September 30, 2020 and December 31, 2019, respectively, associated with the Company's consolidated VIEs.

During the nine months ended September 30, 2020, the Company purchased nine skilled nursing facility and sold 14 skilled nursing facilities resulting in a net increase in net property and equipment of $104.6 million.

During the nine months ended September 30, 2020, the Company recorded long-lived asset impairment charges to its property and equipment of $7.1 million.

(8) Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs. As of September 30, 2020, the Company leased approximately 72% of its centers; 39% were leased pursuant to master lease agreements with four landlords. The Company also leases certain office space, land, and equipment.

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

As of September 30, 2020, the Company held fixed-price options to purchase 66 facilities, 23 of which are subject to third-party leases and 43 of which are included within the Company’s consolidated VIEs. The Company assesses the likelihood of exercising the purchase option using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore,

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

purchase options are generally assumed to be exercised when a compelling economic reason to exercise the option exists. Certain leases include options to terminate the lease, the terms and conditions of which vary by contract. Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The Company’s lease agreements do not contain any material residual value guarantees. The Company leases certain facilities from affiliates of related parties. See Note 11 – “Related Party Transactions.”

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

During the three and nine months ended September 30, 2020, the Company recorded long-lived asset impairment charges to its lease ROU assets of $72.4 million and $152.1 million, respectively.

The maturity of total operating and finance lease obligations at September 30, 2020 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2020 (excluding the nine months ended September 30, 2020)	$84,386	$1,735
2021	334,643	6,809
2022	334,691	6,603
2023	334,631	6,385
2024	340,676	6,149
Thereafter	2,671,792	34,861
Total lease payments	4,100,819	62,542
Less interest	(1,774,019)	(24,007)
Total lease obligations	2,326,800	38,535
Less current portion	(126,974)	(2,958)
Long-term lease obligations	$2,199,826	$35,577

(1)	Finance lease payments include $37.2 million related to options to renew lease terms that are reasonably certain of being exercised.

The following table provides lease costs and income by line item on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2020	2019	2020	2019
Operating lease cost	Lease expense	$86,247	$100,018	$280,662	$288,665
Finance lease cost:
Amortization of finance lease ROU assets	Depreciation and amortization expense	968	1,734	2,950	15,222
Interest on finance lease obligations	Interest expense	1,341	4,299	3,392	48,931
Total finance lease expense		2,309	6,033	6,342	64,153
Variable lease cost	Other operating expenses	8,948	10,697	26,697	32,027
Short-term leases	Other operating expenses	4,447	5,980	14,121	18,596
Sublease income	Net revenues	(1,853)	-	(4,290)	-
Total		$100,098	$122,728	$323,532	$403,441

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides remaining lease term and discount rates by lease classification as of September 30, 2020 and December 31, 2019:

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	12.0	12.6
Finance leases	9.7	10.2
Weighted-average discount rate
Operating leases	10.0%	9.6%
Finance leases	10.6%	12.2%

The following table includes supplemental lease information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$266,713	$270,449
Operating cash flows from finance leases	5,570	45,286
Financing cash flows from finance leases	2,177	1,973
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	16,270	82,471
Finance leases	727	688

Lease Covenants

The Company’s lease agreements generally contain covenant requirements that, among other things, and subject to certain exceptions, impose operating and financial restrictions on the Company and its subsidiaries. These leases also require the Company to meet defined financial covenants, such as a minimum level of consolidated liquidity, a maximum consolidated net leverage ratio and a minimum consolidated fixed charge coverage. Certain of the Company’s leases include cross-default provisions with each other and certain material debt instruments. At September 30, 2020, the Company was in compliance with or received waivers with respect to the financial covenants contained in its leases containing cross-default provisions.

At September 30, 2020, the Company did not meet certain financial covenants contained in two leases related to four of its facilities. The Company is current in the timely payment of its obligations under such leases. These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of the Company’s other loan or lease agreements. The Company will continue to work with the related credit parties to amend such leases and the related financial covenants. The Company does not believe the breach of such financial covenants at September 30, 2020 will have a material adverse impact on its financial position. The Company has been afforded certain cure rights to such defaults by posting collateral in the form of additional letters of credit or security deposit.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate government-sponsored financial support in response to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 3 – “Significant Transactions and Events – COVID-19” for discussions that could impact future covenant compliance. Should the Company fail to comply with its lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default would have a significant adverse impact on the Company’s financial position.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9) Long-Term Debt

Long-term debt at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Asset based lending facilities, net of debt issuance costs of $6,575 and $8,615 at September 30, 2020 and December 31, 2019, respectively	$278,425	$412,346
Term loan agreements, net of debt issuance costs of $660 and $1,084 and debt premium balance of $2,844 and $4,816 at September 30, 2020 and December 31, 2019, respectively	207,215	196,714
Real estate loans, net of debt issuance costs of $2,710 and $3,846 and debt premium balance of $12,080 and $19,328 at September 30, 2020 and December 31, 2019, respectively	228,713	265,700
HUD insured loans, net of debt issuance costs of $870 and $2,909 at September 30, 2020 and December 31, 2019, respectively	34,252	117,117
Notes payable	102,646	116,952
Mortgages and other secured debt (recourse)	6,142	6,369
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $11,415 and $9,349 and debt premium balance of $1,348 and $1,422 at September 30, 2020 and December 31, 2019, respectively	696,998	498,222
	1,554,391	1,613,420
Less: Current portion of long-term debt	(10,693)	(162,426)
Long-term debt	$1,543,698	$1,450,994

Asset Based Lending Facilities

The Company maintains an asset based lending facility, as amended, that was previously comprised of (a) a $285.0 million first lien term loan facility, (b) a $240.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities) with affiliates of MidCap Financial Services, LLC (MidCap). The commitments under the delayed draw term loan facility were reduced to $22.5 million on September 30, 2020 and will be further reduced to $20.0 million on December 31, 2020.

The Company originally entered into the ABL Credit Facilities in March 2018. The ABL Credit Facilities have a stated maturity of March 6, 2023 and include a springing maturity clause that would accelerate the maturity date 90 days prior to the maturity of the Term Loan Agreements, Welltower Real Estate Loans or MidCap Real Estate Loans (each defined below), in the event those agreements are not extended or refinanced. In the event that the springing maturity clause is triggered, the maturity date of the ABL Credit Facilities would be accelerated to October 3, 2021. The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed. Cash proceeds of $51.1 million received under the ABL Credit Facilities remain in a restricted account. This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents in the consolidated balance sheets at September 30, 2020 and December 31, 2019.

Borrowings under the term loan and revolving credit facility components of the ABL Credit Facilities bear interest at a 90-day LIBOR rate (subject to a floor of 0.5%) plus an applicable margin of 6%. Borrowings under the delayed draw component bear interest at a 90-day LIBOR rate (subject to a floor of 1%) plus an applicable margin of 11.0%. Borrowing levels under the term loan and revolving credit facility components of the ABL Credit Facilities are limited to a borrowing base that is computed based upon the level of eligible accounts receivable.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The ABL Credit Facilities contain representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default and security interests that are customarily required for similar financings. Financial covenants include a minimum consolidated fixed charge coverage ratio, a maximum leverage ratio and minimum liquidity.

Borrowings and interest rates under the ABL Credit Facilities were as follows at September 30, 2020 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	6.50%
Revolving credit facility (Non-HUD)	168,000	—	6.50%
Revolving credit facility (HUD)	72,000	—	6.50%
Delayed draw term loan facility	22,500	—	12.00%
	$547,500	$285,000	6.50%

As of September 30, 2020, the Company had a total borrowing base capacity of $332.4 million with outstanding borrowings under the ABL Credit Facilities of $285.0 million, leaving the Company with approximately $47.4 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended, (the Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega. The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million. The Term Loan Agreement was set to mature on November 30, 2021, but the agreement was amended on November 8, 2020 extending the maturity date to January 1, 2022. The original Term Loan for $120.0 million bears interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind. The additional Term Loan for $40.0 million bears interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind. The Term Loans had an outstanding accreted principal balance of $205.0 million and $193.0 million at September 30, 2020 and December 31, 2019, respectively.

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

Real Estate Loans

MidCap Real Estate Loans

The Company originally entered into two real estate loans with MidCap (MidCap Real Estate Loans) with combined available proceeds of $75.0 million during March 2018. The MidCap Real Estate Loans are secured by seven skilled nursing facilities and mature on March 30, 2023, subject to acceleration of the maturity date in the event the ABL Credit Facilities are repaid in full and terminated. The loans are subject to principal payments and bear an annual interest rate equal to 30-day LIBOR (subject to a floor of 1.5%) plus an applicable margin of 5.85%, with the balance due at maturity. Proceeds from the MidCap Real Estate Loans were used to repay partially the Welltower Real Estate Loans (defined below). On November 8, 2018, one of the MidCap Real Estate Loans was amended with an additional borrowing of $10.0 million. The proceeds were used to retire a maturing mortgage loan on a

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

corporate office building. The office building has been added as collateral and the loan maturity remains March 30, 2023. The $10.0 million additional loan is subject to an annual interest rate equal to 30-day LIBOR (subject to a floor of 2.0%) plus an applicable margin of 6.25% with principal amortizing immediately and the balance due at maturity. During 2019, the Company divested the real property and operations of six facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $39.8 million on the loans. During the nine months ended September 30, 2020, the Company divested the real property and operations of five facilities that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $27.1 million on the loans. The MidCap Real Estate Loans had an outstanding principal balance of $14.3 million and $42.2 million at September 30, 2020 and December 31, 2019, respectively.

On October 30, 2020, the Company sold the real property and divested the operations of three facilities in Vermont that were subject to the MidCap Real Estate Loans, using the sale proceeds to retire the remaining outstanding principal balance of $14.3 million. See Note 17 – “Subsequent Events.”

Welltower Real Estate Loans

The Company is subject to two real estate loan agreements with Welltower (Welltower Real Estate Loans). The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans. The Welltower Real Estate Loans have a maturity date of January 1, 2022 and an annual interest rate of 12.0%, of which 7.0% will be paid in cash and 5.0% will be paid in kind. The Company agreed to make commercially reasonable efforts to secure commitments to repay no less than $105.0 million of the Welltower Real Estate Loan obligations. As of September 30, 2020, the Company has not yet secured the total required repayments or commitments. As a result, the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest. At September 30, 2020, the Welltower Real Estate Loans are unsecured. The Welltower Real Estate Loans contain a conversion option, whereby up to $50.0 million of the balance can be converted into Class A common stock of the Company or a 10-year note bearing 2% paid in kind interest. The conversion option is available to the Company upon the satisfaction of certain conditions, the most significant include: the raise of new capital and application thereof to existing Welltower debt instruments, the repayment of $105.0 million to Welltower, as described above, the partial repayment of the Term Loans, and the partial repayment of the Welltower Real Estate Loans, such that the remaining outstanding principal balance does not exceed $50.0 million. During the first quarter of 2020, the Company divested the real property and operations of the remaining facility that was subject to the Welltower Real Estate Loans, using the sale proceeds to repay $9.0 million on the loans. The Welltower Real Estate Loans had an outstanding accreted principal balance of $205.0 million and $208.0 million at September 30, 2020 and December 31, 2019, respectively.

HUD Insured Loans

As of September 30, 2020, the Company had seven owned skilled nursing facility loans insured by HUD. The HUD insured loans have an original amortization term of 30 to 35 years and an average remaining term of 28.2 years with fixed interest rates ranging from 3.0% to 3.5% and a weighted average interest rate of 3.3%. Prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval. All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of September 30, 2020, the balance of escrow reserve funds, $4.6 million, is included within prepaid expenses in the consolidated balance sheets.

During the nine months ended September 30, 2020, the Company sold the real property and operations of nine skilled nursing facilities that were subject to HUD financing, one of which was classified as held for sale at December 31, 2019. The sale proceeds were used to retire HUD insured loans totaling $85.0 million. The HUD insured loans for owned facilities had an aggregate principal balance of $54.4 million and $140.6 million at September 30, 2020 and December 31, 2019, respectively. Additionally, the HUD insured loans of two facilities with an aggregate principal balance of $19.3 million were classified as held for sale at September 30, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 30, 2020, the Company sold the real property and divested the operations of two facilities in Vermont that were subject to HUD insured loans, using the sale proceeds to retire loans of $8.1 million. See Note 17 – “Subsequent Events.”

Notes Payable

In November 2016, the Company issued a note totaling $51.2 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1. During 2019, the maturity date of the note was extended to December 15, 2021. Upon the satisfaction of certain conditions, including the repayment of the Term Loans, repayment of the other note payable, noted below, to Welltower, and partial repayment of the Welltower Real Estate Loans, the outstanding note balance in excess of $6.0 million will be forgiven by Welltower. The note had an outstanding accreted principal balance of $66.5 million and $64.2 million at September 30, 2020 and December 31, 2019, respectively.

In December 2016, the Company issued a second note totaling $11.7 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15. The note matures on December 15, 2021, and had an outstanding accreted principal balance of $15.1 million and $14.6 million at September 30, 2020 and December 31, 2019, respectively.

In October 2019, the Company converted $23.2 million of its trade payables into a note payable. The note requires monthly interest payments based on an annual interest rate of 3.5%. As of September 30, 2020, the outstanding principal balance of the note payable was $21.1 million. The balance of the note is due on September 30, 2022.

In November 2019, the Company issued a short-term note payable for $15.0 million. The balance of the note was repaid during the third quarter of 2020.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets. The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 0.6% at September 30, 2020, and maturity dates ranging from 2020 to 2024.

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

The Next Partnership is subject to a term loan agreement with an original principal balance of $142.1 million and maturity date of January 31, 2022. The term loan bears interest at LIBOR plus 3.50% and is subject to interest-only payments through January 31, 2021. Beginning in April 2021, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. During the second quarter of 2020, the Next Partnership term loan was partially refinanced via two new HUD insured loans. Proceeds from the new HUD insured loans were principally used to pay down $24.6 million on the Next Partnership term loan. The term loan had an outstanding principal balance of $78.8 million and $103.4 million as of September 30, 2020 and December 31, 2019, respectively. The term loan was collateralized by 10 facilities as of September 30, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Next Partnership is subject to a mezzanine loan with an original principal balance of $27.0 million and maturity date of February 1, 2029. The mezzanine loan bears interest at 11.50% and is subject to interest-only payments through January 2022, with payments including a principal component thereafter. The mezzanine loan had an outstanding principal balance of $27.0 million as of both September 30, 2020 and December 31, 2019.

The Next Partnership includes five facilities that are subject to HUD-insured loans, two of which were entered into during the nine months ended September 30, 2020. The loans mature on dates ranging from January 1, 2055 through June 1, 2055. The loans bear interest at fixed rates ranging from 2.79% to 3.15% and had an aggregate outstanding principal balance of $67.3 million and $41.7 million at September 30, 2020 and December 31, 2019, respectively.

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

The Vantage Point Partnership is subject to a term loan agreement with an aggregate original principal balance of $240.9 million and maturity date of September 12, 2026. The term loan bears interest at LIBOR (subject to a floor of 1.75%) plus 3.75% and is subject to interest-only payments through October 1, 2021. The interest-only period can be extended through October 1, 2022 upon satisfaction of certain conditions, such as the achievement of a specified debt service coverage ratio and ratio of adjusted net operating income to the outstanding term loan balance. Following the interest-only period, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. The term loan had an outstanding principal balance of $240.9 million and $233.6 million at September 30, 2020 and December 31, 2019, respectively. The term loan was collateralized by 19 facilities as of September 30, 2020.

The Vantage Point Partnership is subject to a promissory note in the amount of $76.8 million, the entire balance of which was outstanding at September 30, 2020 and December 31, 2019. The promissory note bears interest at 14.0% and matures on September 12, 2028.

Cascade Partnership Debt

The Cascade Partnership is subject to a term loan agreement with an aggregate principal balance of $183.5 million and maturity date of July 2, 2023. The term loan bears interest at LIBOR (subject to a floor of 1.50%) plus 4.75% and is subject to interest-only payments through the maturity date. The term loan also has two one-year optional extension periods that become exercisable upon satisfaction of certain conditions, such as achieving a specified debt service coverage ratio. The debt service payments during the extension periods include a principal component that will be calculated based on the outstanding balance, an assumed interest rate of 6.0%, and a 25-year amortization schedule, with the balance due at maturity. The entire term loan balance was outstanding as of September 30, 2020. The term loan is collateralized by 9 facilities as of September 30, 2020.

The Cascade Partnership is subject to a note payable in the amount of $10.0 million, the entire balance of which was outstanding at September 30, 2020. The note matures on June 30, 2024 and bears interest at 10.0%, of which 5.0% will be paid in cash and 5.0% will be paid in kind. Paid in kind interest compounds annually beginning July 1, 2021. Subsequent to July 1, 2022, quarterly principal payments are required based on cash flows generated by the Cascade Partnership, with the remaining balance due at maturity.

Other Non-Recourse Debt

The Company has other non-recourse loans consisting principally of revenue bonds and secured bank loans with maturities ranging from 2023 through 2034. The loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest, with a weighted average interest rate of 4.2% at September 30, 2020. The loans had an

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

aggregate outstanding principal balance of $22.8 million and $23.8 million at September 30, 2020 and December 31, 2019, respectively.

Debt Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity. The Credit Facilities include cross-default provisions with each other and certain material lease agreements. At September 30, 2020, the Company was in compliance with or received waivers with respect to its financial covenants contained in the Credit Facilities.

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate government-sponsored financial support in response to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 3 – “COVID-19” for discussions that could impact future covenant compliance. Should the Company fail to comply with its debt covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing credit agreements. To the extent any cross-default provisions may apply, the default would have a significant adverse impact on the Company’s financial position.

The maturity of total debt of $1,560.3 million, excluding debt issuance costs and other non-cash debt discounts and premiums, at September 30, 2020 is as follows (in thousands):

Twelve months ended September 30,
2021	$10,691
2022	883,975
2023	213,090
2024	22,296
2025	10,085
Thereafter	420,212
Total debt maturity	$1,560,349

(10)	Income Taxes

The Company effectively owns 67.1% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income. FC-GEN is subject to income taxes in several U.S. state and local jurisdictions. The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 67.1% ownership of FC-GEN.

For the three months ended September 30, 2020, the Company recorded income tax expense of $0.2 million, representing an effective tax rate of (0.2)%, compared to income tax benefit of $0.6 million, representing an effective tax rate of (1.0%), for the same period in 2019.

For the nine months ended September 30, 2020, the Company recorded income tax benefit of $1.1 million, representing an effective tax rate of 1.3%, compared to income tax benefit of $0.7 million, representing an effective tax rate of (2.8%), for the same period in 2019.

The Company previously established a full valuation allowance against the majority of its net deferred tax assets based on its assessment that the Company will not realize such assets. The Company continues to assess the requirement for, and amount of, the valuation allowance for its deferred tax assets in accordance with the “more likely than not” standard. As of September 30, 2020, management determined that the current valuation allowance was still necessary and sufficient.

The Company’s Bermuda captive insurance company incurred year-to-date losses due to the impact of COVID-19. Under the CARES Act, any loss sustained during 2020 is permitted to be carried back for five years. For the nine months ended September 30, 2020, the Company recorded current income tax benefits of $2.9 million attributable to losses incurred during 2020.

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

Exchange Rights and Tax Receivable Agreement

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company increases its holding interest in FC-GEN at the cost of the fair market value of the stock that was exchanged with the noncontrolling owners for their interest in FC-GEN. The cost of the exchanges to the Company in excess of the tax basis of the Company’s increased share of the assets of FC-GEN is adjusted to the tax basis of the Company’s increased share of the assets of FC-GEN, pursuant to internal revenue code (IRC) Section 743(b), because of FC-GEN’s IRC Section 754 election. The exchanges during the nine months ended September 30, 2020 and 2019 resulted in IRC Section 743(b) deductible goodwill of $6.6 million and $14.3 million, respectively.

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

The Company provides rehabilitation services to certain facilities owned and operated by two customers in which certain members of the Company’s board of directors, board observer, and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest. In the case of one significant customer, these services resulted in net revenues of $24.2 million and $75.5 million in the three and nine months ended September 30, 2020, respectively, as compared to net revenues of $29.1 million and $88.9 million in the three and nine months ended September 30, 2019, respectively. The customer’s total net accounts receivable balance was $31.0 million and $28.9 million at September 30, 2020 and December 31, 2019, respectively. Further, the Company holds a note receivable from this customer, which was derived from past due accounts receivable, in the amount of $56.3 million. The Company has reserved $55.0 million on the note receivable balance. The reserve represents the judgment of management and does not indicate a forgiveness of any amount owed by this related party customer. The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available. In the case of the other customer, the Company recorded net revenues of $1.4 million and $4.0 million in the three and nine months ended September 30, 2020, respectively, compared to net revenues of $1.7 million and $5.2 million in the three and nine months ended September 30, 2019, respectively. The customer’s total net accounts receivable balance was $1.4 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, Welltower held greater than 5% of the Company’s Class A common stock. The Company is party to a master lease with an affiliate of Welltower. The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option. Annual rent escalators under the master lease are 2.0%. During the three and nine months ended September 30, 2020, the Company paid rent of approximately $17.6 million and $53.0 million, respectively, to Welltower, as compared to $17.9 million and $56.0 million during the three and nine months ended September 30, 2019, respectively. The Company holds options to purchase certain facilities subject to the master lease. At September 30, 2020, the Company leased 42 facilities from Welltower. The Company and certain of its affiliates are also party to certain debt instruments with Welltower. During the three and nine months ended September 30, 2020, the Company paid interest to Welltower of $5.6 million and $16.7 million, respectively, as compared to $5.5 million and $16.2 million during the three and nine months ended September 30, 2019, respectively.

The Company transitioned operational responsibility for 23 facilities in the states of California, Washington and Nevada to the NewGen Partnership. The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company provided $9.0 million in financing to the NewGen Partnership. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company provides administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. The Company also subleases six facilities to the NewGen Partnership. Total revenues recorded for these services in the three and nine months ended September 30, 2020 were $7.3 million and $17.5 million, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)	Other Income

In the three and nine months ended September 30, 2020 and 2019, the Company completed multiple transactions, including the divestiture of numerous skilled nursing facilities and the termination or modification of certain lease agreements. See Note 3 – “Significant Transactions and Events.” These transactions resulted in a net (gain) loss recorded as other income in the consolidated statements of operations. The following table summarizes those net (gains) losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gain on sale of owned assets (1)	$(6,242)	$(63,645)	$(104,037)	$(90,992)
Loss recognized for exit costs associated with divestiture of operations (2)	652	6,725	10,961	14,647
Gain on lease termination or modification (3)	(37,917)	(74,891)	(79,363)	(95,796)
Gain on landlord consideration credit (4)	(10,000)	—	(10,000)	—
Total other income	$(53,507)	$(131,811)	$(182,439)	$(172,141)

(1)	The Company sold one and 14 owned skilled nursing facilities during the three and nine months ended September 30, 2020, respectively. The Company sold 10 and 15 owned skilled nursing facilities during the three and nine months ended September 30, 2019, respectively. The gain represents sale proceeds in excess of the carrying value of the assets sold.
(2)	The Company divested operations of one and 44 facilities, including the sold facilities noted above, in the three and nine months ended September 30, 2020, respectively. The Company divested operations of 22 and 41 facilities, including the sold facilities noted above, in the three and nine months ended September 30, 2019, respectively. Upon divestiture, the Company recognizes exit costs for uncollectible accounts receivable resulting from a sale, the write-off of inventory balances assumed by the new operator, and other costs associated with the transition of operations.
(3)	The Company amended numerous lease agreements in the three and nine months ended September 30, 2020 and 2019. These transactions resulted in a combination of base rent reductions, annual escalator reductions, lease term extensions or reductions and facility terminations. Each lease amendment triggers a lease reassessment of the respective ROU asset and lease liability with an offsetting adjustment recorded to the consolidated statements of operations as other income or loss. In the three months ended September 30, 2020, the Company recognized a gain on the lease termination of 12 facilities totaling $18.2 million and a gain associated with lease modifications of $19.7 million. In the nine months ended September 30, 2020, the Company sold the leasehold rights of 13 facilities resulting in a gain of $10.7 million, terminated 24 divested facilities from various lease agreements resulting in a gain of $30.7 million, recognized a gain on the lease termination of 12 facilities totaling $18.2 million and a gain associated with lease modifications of $19.7 million. In the three and nine months ended September 30, 2019, the Company amended its master leases with Welltower, Omega, Second Spring, and certain other landlords to reflect the lease termination of 27 and 53 facilities, respectively. In conjunction with certain of these amendments, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold. During the three and nine months ended September 30, 2019, these lease terminations and remeasurements resulted in a net gain of $74.9 million and $95.8 million, respectively.
(4)	The Company recorded a gain of $10.0 million in its consolidation accounting of the Cascade Partnership. The gain is associated with subordinated equity of the Cascade Partnership to be paid to the Company upon liquidation of the partnership.

(13)	Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows. The primary asset in each long-lived asset group is principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment. The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets. The cash flow period was based on the remaining useful lives of each long-lived asset group. The Company recognized asset impairment charges in the inpatient segment of $72.4 million and $159.2 million during the three and nine months ended September 30, 2020, respectively, as compared to $16.0 million and $16.9 million during the three and nine months ended September 30, 2019, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2020, the Company classified two skilled nursing facilities operated by the Company in the states of California and Nevada as held for sale. The facilities did not meet the criteria as discontinued operations. The Company is party to purchase and sale agreements, as amended, to sell the facilities for an aggregate $20.9 million.

At December 31, 2019, the Company classified one skilled nursing facility operated by the Company in California as held for sale. The facility did not meet the criteria as a discontinued operation. The sale of the facility, which was subject to a HUD insured loan, was completed on February 26, 2020. See Note 3 – “Significant Transactions and Events – Divestiture of Non-Strategic Facilities.”

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Current assets:
Prepaid expenses	$—	$1,171
Long-term assets:
Property and equipment, net of accumulated depreciation of $3,015 and $2,201 at September 30, 2020 and December 31, 2019, respectively	11,554	16,306
Total assets	$11,554	$17,477
Current liabilities:
Current portion of long-term debt	$400	$368
Long-term liabilities:
Long-term debt	18,373	19,789
Total liabilities	$18,773	$20,157

(15)	Commitments and Contingencies

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

The provision for general and professional liability risks totaled $21.3 million and $56.4 million for the three and nine months ended September 30, 2020, respectively, as compared to $16.1 million and $42.9 million for the three and nine months ended September 30, 2019, respectively. The reserves for general and professional liability, which are recorded on an undiscounted basis, were $382.3 million and $392.8 million as of September 30, 2020 and December 31, 2019, respectively.

The provision for workers’ compensation risks totaled $17.2 million and $54.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $14.0 million and $42.7 million for the three and nine months ended September 30, 2019, respectively. The reserves for loss for workers’ compensation risks were $173.4 million and $160.5 million as of September 30, 2020 and December 31, 2019, respectively. These reserves are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 1.6%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.3 million and $12.0 million as of September 30, 2020 and December 31, 2019, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans. Health insurance claims are paid as they are submitted to the plans’ administrators. The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid. This accrual for incurred but not yet reported claims was $13.1 million and $15.1 million as of September 30, 2020 and December 31, 2019, respectively. The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets. Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

Select Subcommittee on the Coronavirus Crisis

A U.S. House of Representatives subcommittee, the Select Subcommittee on the Coronavirus Crisis (the Committee), announced an investigation into the ongoing COVID-19 crisis in nursing homes, demanding information from both the federal government and five large operators, including the Company. The Company has provided all requested information. On October 30, 2020, the Committee issued an “Interim Staff Report.”

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Lease Guarantees

The Company is subject to lease guaranty agreements on six of the facilities leased by the NewGen Partnership, under which it guarantees all payments and performance obligations of the tenants. As of September 30, 2020, the six leases have undiscounted cash rent obligations remaining of $86.3 million.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The tables below present the Company’s assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Assets:	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$200,995	$200,995	$—	$—
Restricted cash and equivalents	96,543	96,543	—	—
Restricted investments in marketable securities	137,841	43,648	94,193	—
Total	$435,379	$341,186	$94,193	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,097	$12,097	$—	$—
Restricted cash and equivalents	113,709	113,709	—	—
Restricted investments in marketable securities	136,942	45,903	91,039	—
Total	$262,748	$171,709	$91,039	$—

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

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$278,425	$278,425	$412,346	$412,346
Term loan agreements	207,215	207,215	196,714	196,714
Real estate loans	228,713	228,713	265,700	265,700
HUD insured loans	34,252	34,252	117,117	117,117
Notes payable	102,646	102,646	116,952	116,952
Mortgages and other secured debt (recourse)	6,142	6,142	6,369	6,369
Mortgages and other secured debt (non-recourse)	696,998	696,998	498,222	498,222
	$1,554,391	$1,554,391	$1,613,420	$1,613,420

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

The following tables present the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Nine months ended
	September 30, 2020	September 30, 2020
Assets:
Property and equipment, net	$1,018,939	$7,100
Finance lease right-of-use assets, net	28,635	6,000
Operating lease right-of-use assets	1,817,603	146,100
Intangible assets, net	83,530	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Nine months ended
	December 31, 2019	September 30, 2019
Assets:
Property and equipment, net	$962,105	$10,696
Finance lease right-of-use assets, net	37,097	—
Operating lease right-of-use assets	2,399,505	6,241
Intangible assets, net	87,446	—
Goodwill	85,642	—

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

(17) Subsequent Events

NewGen Partnership

On October 1, 2020, the Company transitioned operational responsibility for one additional leased facility in the state of Washington to the NewGen Partnership. The facility generated annual revenues of $12.3 million and pre-tax income of $0.2 million. Subsequent to October 1, 2020, the Company has applied the equity method of accounting for its 50% interest in this operation.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Divestiture of Non-Strategic Facilities

On October 15, 2020, the Company divested the operations of two leased skilled nursing facilities in Connecticut that were subject to a master lease. The two facilities generated annual revenues of $18.9 million and pre-tax income of $0.1 million. The lease termination resulted in no annual rent credit.

On October 30, 2020, the Company sold the real property and divested the operations of five owned facilities in Vermont for $46.6 million. Proceeds were used to retire $8.1 million of HUD insured loans and $14.3 million of MidCap Real Estate Loans. The five facilities generated annual revenues of $47.4 million and pre-tax loss of $2.7 million.

On November 1, 2020, the Company divested the operations and terminated the lease of one skilled nursing facility in Rhode Island. The facility generated annual revenues of $12.3 million and pre-tax income of $0.1 million. The lease termination resulted in an annual rent credit of $0.3 million.

The Company is currently assessing the full impact these divestitures and lease amendments will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition as of the dates and for the periods presented and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. As used in this MD&A, the words “we,” “our,” “us” and the “Company,” and similar terms, refer collectively to Genesis Healthcare, Inc. and its subsidiaries, unless the context requires otherwise. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this report, as well as the financial information and MD&A contained in our Annual Report (defined below).

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. They include, but are not limited to, statements about the Company’s expectations and beliefs regarding its future operations and financial performance. Historical results may not indicate future performance. Our forward-looking statements are based on current expectations and projections about future events, and there can be no assurance that they will be achieved or occur, in whole or in part, in the timeframes anticipated by the Company or at all. Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance of the Company may differ materially from that expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly in Item 1A, “Risk Factors,” which was filed with the SEC on March 16, 2020 (the Annual Report), and those discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, particularly in Item 1A, “Risk Factors,” which were filed with the SEC on May 27, 2020 and August 10, 2020, respectively, as well as others that are discussed in this Quarterly Report on Form 10-Q. These risks and uncertainties could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Our business is also subject to the risks that affect many other companies, such as employment relations, natural disasters, general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. Any forward-looking statements contained herein are made only as of the date of this report. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

Genesis is a healthcare services holding company that, through its subsidiaries, owns and operates skilled nursing facilities, assisted living facilities and a rehabilitation therapy business. We have an administrative services company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. At September 30, 2020, we provided inpatient services through 360 skilled nursing, senior/assisted living and behavioral health centers located in 25 states. Revenues of our owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of our revenues.

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

In completing our going concern assessment, we considered the uncertainties around the impact of COVID-19 on our future results of operations as well as our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within 12 months following the date our financial statements were issued. Without giving effect to the prospect, timing and adequacy of future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent and debt obligations, and maintain compliance with financial covenants. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

In response to COVID-19, and other conditions that raise substantial doubt about our ability to continue as a going concern, we have taken the following measures:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While we vigorously advocate, for ourself and the skilled nursing industry, regarding the need for additional government-sponsored funding, we continue to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to seek and implement measures to adapt our operational model to function for the long-term in a COVID-19 environment;
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity; and
●	We are exploring and evaluating a number of strategic and other alternatives to manage and to improve our liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

These measures and other plans and initiatives of ours are designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the date our financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond our control or may not be available on terms acceptable to us, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if we receive additional funding support from government sources and/or are able to execute successfully all of our plans and initiatives, given the unpredictable nature of, and the operating challenges presented by, the COVID-19 virus, our operating plans and resulting cash flows together with our cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued. Such events and circumstances could force us to seek reorganization under the U.S. Bankruptcy Code.

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

Significant Transactions and Events

COVID-19

The Centers for Disease Control and Prevention (CDC) has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19. In addition, our employees are at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. In an effort to prevent the introduction of COVID-19 into our facilities, and to help control further exposure to infections within communities, we have implemented policies restricting visitors at all of our facilities except for essential healthcare personnel and certain end-of-life situations. We also implemented policies for screening employees and anyone permitted to enter the building, implemented in-room only dining, activities programming and therapy. Upon confirmation of a positive COVID-19 exposure at a facility, our policy is to follow government guidance to minimize further exposure, including implementing personal protection protocols, restricting new admissions, and isolating patients. Due to the vulnerable nature of our patients, we expect many of these restrictions will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, the virus has had, and likely will continue to have, introduction to, and transmission within, certain facilities due to the easily transmissible nature of COVID-19.

COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on our business through September 30, 2020, as well as further developments through the filing date of this Quarterly Report on Form 10-Q, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

Operations

Our first report of a positive case of COVID-19 in one of our facilities occurred on March 16, 2020. Since that time, 266 of our 360 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 70% of the patient and resident positive COVID-19 cases in our facilities have occurred in the states of New Jersey, Connecticut, Massachusetts, Pennsylvania and Maryland, which correspond to many of the largest community outbreak areas across the country. Our facilities in these five states represent 45% of our total operating beds.

Our occupancy decreased in the early months of the pandemic following the efforts by referring hospitals to cancel or reschedule elective procedures in anticipation of an increasing number of COVID-19 cases in their communities. As the pandemic progressed, occupancy was further decreased by, among other things, implementation of both self-imposed and state or local admission holds in facilities having exposure to positive cases of COVID-19 among patients, residents and employees. These self-imposed, and sometimes mandatory, restrictions on admissions were instituted to limit risks of potential spread of the virus by individuals that either tested positive for COVID-19, exhibited symptoms of COVID-19 but had not yet been tested positive due to a severe shortage of testing materials, or were asymptomatic of COVID-19 but potentially positive and contagious.

Net Revenues

Our net revenues for the three and nine months ended September 30, 2020 were materially and adversely impacted by a significant decline in occupancy as a result of COVID-19. Our skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 75.4% for the three months ended September 30, 2020. However, the revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue - COVID-19 Regulatory and Reimbursement Relief.”

After considering a commensurate reduction in related and direct operating expenses, we estimate lost revenue caused by COVID-19 reduced earnings by approximately $71.0 million and $145.0 million for the three and nine months ended September 30, 2020, respectively. The impact of COVID-19 on our occupancy and net revenues for the remainder of 2020 will depend on future developments, which are highly uncertain and cannot be predicted, including the pace of recovery in occupancy, the future scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the three months and nine months ended September 30, 2020, we estimate we incurred approximately $52.0 million and $205.0 million, respectively, of incremental operating expenses in response to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, workers compensation, testing, medical equipment, enhanced cleaning and environmental sanitation costs, the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients. Additionally, the future cost of securing adequate insurance coverages through annual renewals may be significantly higher than existing coverages, and the same level of coverage may no longer be available or affordable. This includes workers compensation and general and professional liability coverages, which are requirements in most states in which we operate.

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

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to a partnership with New Generation Health, LLC (the NewGen Partnership). We sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million. Net transaction proceeds were used by us to repay indebtedness, including prepayment penalties, of $33.7 million, fund our initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million. We recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. We do not hold a controlling financial interest in the NewGen Partnership. As such, we have applied the equity method of accounting for our 50% interest in the NewGen Partnership. Our investment in the NewGen Partnership, $23.9 million, is included within other long-term assets in the consolidated balance sheet as of September 30, 2020.

On May 15, 2020, we transitioned operational responsibility for four additional leased facilities in California to the NewGen Partnership. The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million.

On October 1, 2020, we transitioned operational responsibility for one additional leased facility in the state of Washington to the NewGen Partnership. The facility generated annual revenues of $12.3 million and pre-tax income of $0.2 million.

Subsequent to the transition of these five facilities, we have applied the equity method of accounting for our 50% interest in these operations.

Cascade Partnership

On July 2, 2020, we sold one facility to an affiliate of Cascade Capital Group, LLC (Cascade) for $26.1 million, using proceeds from the sale to retire U.S. Department of Housing and Urban Development (HUD) financed debt of $10.5 million, pay aggregate prepayment penalties and other closing costs of $1.0 million, and partially fund our investment in a partnership with Cascade (the Cascade Partnership). Cascade also acquired eight facilities that we operated under a master lease agreement with Second Spring. We continue to operate all nine of these facilities subject to a new master lease agreement with affiliates of Cascade. The master lease agreement contains an initial term of 10 years with one five-year renewal option and base rent of $20.7 million with no rent escalators for the first five years and annual rent escalators of 2.5% thereafter. We also obtained a fixed price option to purchase the nine facilities for $251.6 million that is exercisable from July 2023 through June 2025. We executed a promissory note with Cascade for $20.3 million, which was subsequently converted into a 49% membership interest in the Cascade Partnership. We also hold a subordinated equity interest in the Cascade Partnership of $10.0 million.

The Cascade Partnership is a VIE of which we are the primary beneficiary. Consequently, we have consolidated all of the accounts of the Cascade Partnership in the accompanying financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Cascade Partnership acquired all nine skilled nursing facilities for an aggregate purchase price of $223.6 million. The initial consolidation primarily resulted in property and equipment of $208.6 million, non-recourse debt of $190.3 million, net of debt issuance costs, and noncontrolling interests of $21.2 million. We have not finalized the analysis of the consideration and purchase price allocation and will continue to review this during the measurement period. The net impact of consolidating the Cascade Partnership was not material to the accompanying consolidated statement of operations for the three and nine months ended September 30, 2020.

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

On April 1, 2020, we divested the operations and terminated the lease of two skilled nursing facilities in Montana. The two facilities generated annual revenues of $18.8 million and pre-tax income of $0.4 million. The lease termination resulted in an annual rent credit of $1.1 million.

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

On July 6, 2020, we sold a skilled nursing facility in Rhode Island for $10.5 million, resulting in a gain on sale of $6.1 million. Proceeds were used to retire $5.5 million of MidCap Real Estate Loans. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million.

On October 15, 2020, we divested the operations of two leased skilled nursing facilities in Connecticut that were subject to a master lease. The two facilities generated annual revenues of $18.9 million and pre-tax income of $0.1 million. The lease termination resulted no annual rent credit.

On October 30, 2020, we sold the real property and divested the operations of five owned facilities in Vermont for $46.6 million. Proceeds were used to retire $8.1 million of HUD insured loans and $14.3 million of MidCap Real Estate Loans. The five facilities generated annual revenues of $47.4 million and pre-tax loss of $2.7 million.

On November 1, 2020, we divested the operations and terminated the lease of one skilled nursing facility in Rhode Island. The facility generated annual revenues of $12.3 million and pre-tax income of $0.1 million. The lease termination resulted in an annual rent credit of $0.3 million.

Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue

COVID-19 Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter of the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires January 20, 2021. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which we operate have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the three and nine months ended September 30, 2020, we recognized as net revenues in the consolidated statements of operations, of approximately $30.0 million and $76.0 million, respectively, of additional FMAP reimbursement relief. We cannot predict the extent to which further FMAP funding programs will be implemented in the states in which we operate.

In further response to the pandemic, on March 27, 2020, the President signed into law the bipartisan CARES Act, which authorized the cash distribution of relief funds to reimburse healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

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

We were impacted by certain provisions of the CARES Act, as summarized below.

●	Temporary suspension of certain patient coverage criteria and documentation and care requirements. The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. We believe these regulatory actions could contribute to an increase in census volumes and skilled mix that may not otherwise have occurred, but cannot provide any assurance as to the impact on our businesses.

●	Relief Funds. The CARES Act authorized HHS to distribute relief fund grants to healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19. HHS has made several rounds of distributions to providers based upon a variety of factors and providers have been able to apply for additional funding. To retain the funds, providers must submit an attestation accepting certain terms and conditions. During April 2020, we first began receiving relief grants from CARES Act funds administered by HHS. Through September 30, 2020, we have received $190.9 million in these initial relief grants, the majority of which are related to skilled nursing care provided through our Inpatient Services segment.

On July 22, 2020, President Trump announced an additional $5 billion relief fund to be used to protect residents of long term care facilities and nursing homes from the impact of COVID-19. The $5 billion relief fund included:

o	Approximately $2.5 billion in payments to be used primarily to support increased testing and meet staffing and personal protective equipment needs. During the third quarter of 2020, we received $57.9 million of relief grants under the program.
o	Five subsequent distributions as part of the Quality Incentive Payments Program (QIP). In order to qualify for payments under QIP, a facility must have an active state certification as a nursing home or skilled nursing facility and receive reimbursement from CMS. HHS will administer quality checks on nursing home certification status to identify and remove facilities that have a terminated, expired, or revoked certification or enrollment. Facilities must also report to at least one of three data sources that will be used to establish eligibility and collect necessary provider data to inform payment.

The QIP Program is scheduled to be divided into five performance periods (September, October, November, December 2020 and the last period will be for the combined four months of September 2020 – December 2020). Currently, it is anticipated that the payment amounts designated for each of these five periods may vary, however the total payments are expected to equal $2 billion. All nursing homes or skilled nursing facilities meeting the previously noted qualifications will be eligible for each of the performance periods.

o	$250 million of the funds is to be allocated for distribution to “COVID only” facilities.
o	$250 million of the funds will be part of a program for providers that participate in approved training programs to better enable nursing home employees to administer COVID-19-related safety practices.

On June 9, 2020 as part of its ongoing efforts to provide financial relief to healthcare providers impacted by COVID-19, HHS announced the Phase 2 general distribution to Medicaid, Medicaid managed care, Children's Health Insurance

Program (CHIP) and dental providers. HHS anticipates distributing approximately $15.0 billion to eligible providers that participate in state Medicaid and CHIP programs that did not receive a payment from the Provider Relief Fund General Allocation (Phase 1). Eligible applicants will receive 2% of Gross Revenues from Patient Care for calendar years 2017, 2018 or 2019 as selected by applicant. We have submitted applications for our assisted living facilities that meet the eligibility criteria.

●	Medicare Accelerated and Advanced Payment Program. During the second quarter of 2020, we applied for and received $156.8 million of interest free advanced Medicare payments. These payments will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients. In October 2020, CMS extended the recoupment period to begin one year from the date the advanced payments were issued. Our recoupment period for the advanced payments is expected to be from April 2021 to February 2022. We have reported advanced payments of $82.4 million and $73.4 million within accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet as of September 30, 2020.

●	Payroll Tax Deferral. Under the CARES Act, we have elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We have presented the balance of deferred payroll taxes, $64.7 million, within other long term liabilities in the consolidated balance sheet as of September 30, 2020. We estimate the total payroll tax deferral through December 31, 2020 to approximate $90.0 million.

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. During the three and nine months ended September 30, 2020, the suspension of sequestration resulted in net revenues of approximately $3.1 million and $5.2 million, respectively. We estimate the total increase in our revenue due to the suspension of sequestration for 2020 to be approximately $8.0 million.

●	Employee Retention Tax Credit. The employer payroll tax credit provisions of the CARES Act grant eligible companies a credit against applicable payroll taxes for each calendar quarter in an amount equal to 50% of qualified wages with a maximum credit of $5,000 per employee. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. Qualified employees are those who are not providing services as a result of such orders of a government authority. The impact of the employee retention tax credit program was not material for the three and nine months ended September 30, 2020.

COVID-19 Testing Requirements

Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5-10%; and twice weekly testing if the county positivity rate exceeds 10%. These testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action, including license revocation.

COVID-19 Reporting Requirements

On April 19, 2020, CMS announced new regulatory requirements that will require skilled nursing homes to report cases of COVID-19 directly to the CDC. This information must be reported in accordance with existing privacy regulations and statues. In addition, skilled nursing homes are required to inform residents, their families and representatives of COVID-19 cases in their facilities; this notification is required to take place by 5 PM the next calendar day following the occurrence of a single confirmed infection of COVID-19, or of three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. Further, the CDC provided a reporting tool to skilled nursing homes that will support Federal efforts to collect nationwide data to assist in COVID-19 surveillance and response. There could be civil monetary penalties for not meeting these reporting requirements.

Survey Activity and Enforcement

On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity.

On June 1, 2020, CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies, and imposes more stringent penalties with deficiencies identified at a higher scope and severity. The spectrum of remedies available to CMS for imposition on skilled nursing facilities in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.

Independent Commission on Safety and Quality in Nursing Homes

On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. This Commission on Safety and Quality in Nursing Homes (Commission) was intended to identify opportunities for improvement to inform immediate and future actions. On September 16, 2020, the Commission issued its final report and recommendations to CMS. Based upon these recommendations, CMS may implement additional measures to combat COVID-19 in nursing facilities.

Provider Relief Fund Reporting Requirement

On July 20, 2020, HHS informed Provider Relief Fund (PRF) of future reporting requirements. The Secretary of HHS provided directions on reporting obligations in program instructions directed to all recipients. The reporting system became available to recipients for reporting on October 1, 2020. All recipients must report within 45 days of the end of calendar year 2020 on their expenditures through the period ending December 31, 2020. Recipients who have expended funds in full prior to December 31, 2020 must submit a single final report between October 1, 2020 and February 15, 2021. Recipients with funds unexpended after December 31, 2020, must submit a second and final report no later than July 31, 2021.

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

Proposed Rule – Physician Fee Schedule

On August 3, 2020, CMS issued a proposed rule to revise payment policies under the Medicare physician fee schedule and makes other policy changes related to Medicare Part B payment on or after January 1, 2021.  The revised payment policies, as proposed, would reduce our reimbursement rate for Medicare Part B therapy services and physician services revenues by an estimated $30 million to $40 million on an annualized basis.  We are evaluating options to mitigate the impact of the rate reductions should the rule be finalized as proposed.

Medicaid Fiscal Accountability Regulation (MFAR)

In November 2019, CMS issued a proposed rule, the Medicaid Fiscal Accountability Regulation (MFAR), regarding the use of Medicaid supplemental payment programs and financing arrangements. In September 2020, CMS announced that it was withdrawing MFAR from its regulatory agenda.

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$938,653	$1,123,705	$2,987,162	$3,430,397
Net (loss) income attributable to Genesis Healthcare, Inc. (GAAP)	(62,793)	46,097	(51,290)	26,015
EBITDA (Non-GAAP)	(37,463)	130,360	98,617	267,138
Adjusted EBITDA (Non-GAAP)	62,178	34,683	164,420	150,552
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$148,425		$445,082

INPATIENT SEGMENT:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	38,073	43,769	38,073	43,769
Available operating beds in service at end of period	36,616	41,912	36,616	41,912
Available patient days based on licensed beds	3,502,716	4,026,748	10,432,861	11,939,391
Available patient days based on operating beds	3,369,354	3,856,927	10,018,532	11,437,918
Actual patient days	2,540,395	3,367,241	8,050,490	10,011,691
Occupancy percentage - licensed beds	72.5%	83.6%	77.2%	83.9%
Occupancy percentage - operating beds	75.4%	87.3%	80.4%	87.5%
Skilled mix	16.9%	17.6%	17.1%	18.4%
Average daily census	27,613	36,600	29,381	36,673
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$573	$523	$571	$525
Insurance	495	465	493	460
Private and other	365	368	368	367
Medicaid	261	233	258	232
Medicaid (net of provider taxes)	237	213	235	213
Weighted average (net of provider taxes)	$303	$277	$301	$279
Patient days by payor (skilled nursing facilities)
Medicare	240,485	319,656	781,252	999,535
Insurance	162,034	239,060	506,186	735,736
Total skilled mix days	402,519	558,716	1,287,438	1,735,271
Private and other	140,445	188,157	462,503	545,584
Medicaid	1,835,846	2,425,249	5,793,991	7,150,761
Total Days	2,378,810	3,172,122	7,543,932	9,431,616
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.1%	10.1%	10.4%	10.6%
Insurance	6.8%	7.5%	6.7%	7.8%
Skilled mix	16.9%	17.6%	17.1%	18.4%
Private and other	5.9%	5.9%	6.1%	5.8%
Medicaid	77.2%	76.5%	76.8%	75.8%
Total	100.0%	100.0%	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	241	280	241	280
Owned	14	30	14	30
Joint Venture	70	38	70	38
Managed	12	12	12	12
Total skilled nursing facilities	337	360	337	360
Total licensed beds	40,535	43,712	40,535	43,712
Assisted/Senior living facilities:
Leased	19	21	19	21
Owned	1	1	1	1
Joint Venture	2	1	2	1
Managed	1	1	1	1
Total assisted/senior living facilities	23	24	23	24
Total licensed beds	1,829	1,941	1,829	1,941
Total facilities	360	384	360	384

Total Jointly Owned and Managed— (Unconsolidated)	36	13	36	13

REHABILITATION THERAPY SEGMENT*:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue mix %:
Company-operated	33.1%	35.3%	33.9%	35.9%
Non-affiliated and affiliated third party	66.9%	64.7%	66.1%	64.1%
Sites of service (at end of period)	1,064	1,185	1,064	1,185
Revenue per site	$145,360	$149,357	$440,170	$459,411
Therapist efficiency %	65.8%	67.8%	67.3%	68.7%

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

We adjust EBITDA for the following items:

●	Loss (gain) on early extinguishment of debt. We recognize gains or losses on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees. We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.

●	Other income. We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets. We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

●	Transaction costs. In connection with our restructuring, acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs. We exclude restructuring, acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.

●	Long-lived asset impairments. We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing performance of our operating businesses. Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is also excluded from EBITDA.

●	Severance and restructuring. We exclude severance costs from planned reduction in force initiatives associated with restructuring activities intended to adjust our cost structure in response to changes in the business environment. We believe these costs do not reflect the underlying performance of our operating businesses. We do not exclude severance costs that are not associated with such restructuring activities.

●	(Income) loss of newly acquired, constructed or divested businesses. Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition. Newly constructed or developed businesses also generate losses while in their start-up phase. We view these losses as both temporary and an expected component of our long-term investment in the new venture. We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business. The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA. The divestiture of underperforming or non-strategic facilities is also an element of our business strategy. We eliminate the results of divested facilities beginning in the quarter in which they become divested. We view the income or losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating business.

●	Stock-based compensation. We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying performance of our operating businesses.

●	Estimated impact of COVID-19. We excluded the net impact of the COVID-19 pandemic on our revenues and expenses for the three and nine months ended September 30, 2020 due to the extraordinary nature of the virus and its impact across the globe. We view the incremental expenses, lost revenue and government relief grants as not indicative of the underlying potential long-term performance of our operating businesses. Our estimate of the pandemic’s impact on earnings for the three and nine months ended September 30, 2020 includes the following components: (1) incremental funding received to address escalating expenses and lost revenue; (2) incremental expenses incurred as a result of the pandemic; and (3) the net impact of lost revenue, after considering a resulting reduction in operating expenses. For the three and nine months ended September 30, 2020, we excluded funding recognized under the CARES Act and additional funding provided by certain states totaling approximately $64.0 million and $298.0 million, respectively. For the three and nine months ended September 30, 2020, we excluded incremental expenses incurred in connection with the COVID-19 pandemic of approximately $52 million and $205 million, respectively. For the three and nine months ended September 30, 2020 we excluded the estimated net impact of lost revenue offset by any resulting reduction in operating expenses, of approximately $71.0 million and $145.0 million, respectively.

●	Other non-recurring income. In the three and nine months ended September 30, 2019, we excluded an insurance recovery and costs related to the hurricane events of fiscal year 2017. We do not believe the excluded costs reflect the performance of our ongoing operating business.

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

See the reconciliation of net (loss) income attributable to Genesis Healthcare, Inc. to Non-GAAP financial information included herein (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net (loss) income attributable to Genesis Healthcare, Inc.	$(62,793)	$46,097	$(51,290)	$26,015
Adjustments to compute EBITDA:
Net (loss) income attributable to noncontrolling interests	(33,137)	12,801	(35,275)	(1,182)
Depreciation and amortization expense	24,373	34,932	84,177	101,395
Interest expense	33,918	37,099	102,065	141,590
Income tax expense (benefit)	176	(569)	(1,060)	(680)
EBITDA	$(37,463)	$130,360	98,617	267,138
Adjustments to compute Adjusted EBITDA:
Loss on early extinguishment of debt	1,101	2,460	6,561	2,436
Other income	(53,507)	(131,811)	(182,439)	(172,141)
Transaction costs	15,561	12,941	26,696	23,025
Long-lived asset impairments	72,400	16,037	159,200	16,937
Severance and restructuring	354	2,751	1,055	4,870
Loss (income) of newly acquired, constructed, or divested businesses	2,769	67	(2,481)	2,811
Stock-based compensation	1,599	1,878	5,324	5,713
Estimated impact of COVID-19	59,364	—	51,887	—
Other non-recurring income	—	—	—	(237)
Adjusted EBITDA	$62,178	$34,683	$164,420	$150,552
Lease expense	86,247	100,018	280,662	288,665
Adjusted EBITDAR	$148,425		$445,082
Supplemental information:
Cash interest payments on recourse and HUD debt	$14,257	$20,550	$48,917	$63,490
Cash payments made to partially owned real estate joint ventures, net of distributions received	14,186	5,610	39,565	9,810
Total cash lease payments made pursuant to operating leases and finance leases	$85,575	$100,500	$269,357	$314,516

Results of Operations

Same-store Presentation

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

A summary of our unaudited results of operations for the three months ended September 30, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Three months ended September 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$766,782	81.8%	$941,722	83.8%	$(174,940)	(18.6)%
Assisted/Senior living facilities	19,128	2.0%	23,057	2.1%	(3,929)	(17.0)%
Administration of third party facilities	1,835	0.2%	1,980	0.2%	(145)	(7.3)%
Elimination of administrative services	(672)	(0.1)%	(748)	(0)%	76	10.2%
Inpatient services, net	787,073	83.9%	966,011	86.0%	(178,938)	(18.5)%

Rehabilitation therapy services:
Total therapy services	156,706	16.7%	183,898	16.4%	(27,192)	(14.8)%
Elimination of intersegment rehabilitation therapy services	(55,189)	(5.9)%	(67,598)	(6.0)%	12,409	18.4%
Third party rehabilitation therapy services, net	101,517	10.8%	116,300	10.4%	(14,783)	(12.7)%

Other services:
Total other services	73,276	7.8%	55,532	4.9%	17,744	32.0%
Elimination of intersegment other services	(23,213)	(2.5)%	(14,138)	(1.3)%	(9,075)	(64.2)%
Third party other services, net	50,063	5.3%	41,394	3.6%	8,669	20.9%

Net revenues	$938,653	100.0%	$1,123,705	100.0%	$(185,052)	(16.5)%

	Three months ended September 30,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$(26,410)	(3.4)%	$151,923	15.7%	$(178,333)	(117.4)%
Rehabilitation therapy services	30,731	19.6%	19,006	10.3%	11,725	61.7%
Other services	15,931	21.7%	8,518	15.3%	7,413	87.0%
Corporate and eliminations	(57,715)	—%	(49,087)	—%	(8,628)	(17.6)%
EBITDA	$(37,463)	(4.0)%	$130,360	11.6%	$(167,823)	(128.7)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Three months ended September 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$787,745	$156,706	$73,276	$—	$(79,074)	$938,653
Salaries, wages and benefits	375,352	122,134	37,523	—	—	535,009
Other operating expenses	362,212	7,178	19,447	—	(79,173)	309,664
General and administrative costs	—	—	—	45,172	—	45,172
Lease expense	85,245	253	450	299	—	86,247
Depreciation and amortization expense	20,301	1,736	206	2,245	(115)	24,373
Interest expense	15,674	—	10	19,414	(1,180)	33,918
Loss on early extinguishment of debt	—	—	—	1,101	—	1,101
Investment income	—	—	—	(2,137)	1,180	(957)
Other (income) loss	(54,052)	620	(75)	—	—	(53,507)
Transaction costs	—	—	—	15,561	—	15,561
Long-lived asset impairments	72,400	—	—	—	—	72,400
Federal stimulus - COVID-19 other income	(27,002)	(4,210)	—	—	—	(31,212)
Equity in net income of unconsolidated affiliates	—	—	—	(2,310)	(1,052)	(3,362)
(Loss) income before income tax benefit	(62,385)	28,995	15,715	(79,345)	1,266	(95,754)
Income tax expense	—	—	—	176	—	176
Net (loss) income	$(62,385)	$28,995	$15,715	$(79,521)	$1,266	$(95,930)

	Three months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$966,759	$183,898	$55,515	$17	$(82,484)	$1,123,705
Salaries, wages and benefits	437,508	152,793	30,192	—	—	620,493
Other operating expenses	394,115	11,779	16,421	—	(82,874)	339,441
General and administrative costs	—	—	—	35,930	—	35,930
Lease expense	98,987	320	384	327	—	100,018
Depreciation and amortization expense	29,263	2,934	176	2,559	—	34,932
Interest expense	12,363	14	9	24,713	—	37,099
Loss on early extinguishment of debt	—	—	—	2,460	—	2,460
Investment income	—	—	—	(2,071)	—	(2,071)
Other income	(131,811)	—	—	—	—	(131,811)
Transaction costs	—	—	—	12,941	—	12,941
Long-lived asset impairments	16,037	—	—	—	—	16,037
Equity in net loss (income) of unconsolidated affiliates	—	—	—	2,932	(3,025)	(93)
Income (loss) before income tax benefit	110,297	16,058	8,333	(79,774)	3,415	58,329
Income tax benefit	—	—	—	(569)	—	(569)
Net income (loss)	$110,297	$16,058	$8,333	$(79,205)	$3,415	$58,898

Net Revenues

Net revenues for the three months ended September 30, 2020 decreased by $185.1 million, or 16.5%, as compared with the three months ended September 30, 2019.

Inpatient Services – Revenue decreased $178.9 million, or 18.5%, in the three months ended September 30, 2020 as compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, inpatient services revenue decreased $42.3 million, or 5.1%, excluding 65 divested underperforming facilities and the acquisition or development of one additional facilities. The same-store revenue decrease is net of $16.8 million related to a new provider tax program in the state of New Mexico, which was not in place for the corresponding period in 2019 and an additional increase of $10.7 million in the three months ended September 30, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019. Giving effect to these factors, we estimate the remaining same-store inpatient revenue decrease of $69.8 million in the three months ended September 30, 2020 compared with the same period in 2019 is due to the impact of COVID-19, partially offset by increasing payor rates, primarily in our Medicaid population, reflecting a trend that was observed before COVID-19 impacted our operations. While census was adversely impacted by admission holds and declining in-house census as the pandemic progressed, average payor rates increased as acuity of the in-house census increased with treatment of the population testing positive for the virus. COVID-19, has, and will likely continue to disrupt this favorable overall census trend and may have an unpredictable impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

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

Rehabilitation Therapy Services – Revenue decreased $14.8 million, or 12.7% comparing the three months ended September 30, 2020 with the same period in 2019. Of that decrease, $14.9 million is due to lost contract business, offset by $7.3 million attributed to new contracts. COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020 and continuing through September 30, 2020, resulting in a decrease of revenue of $2.2 million in the three months ended September 30, 2020 as compared with the same period in 2019. The remaining decrease of $5.0 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $8.7 million, or 20.9% in the three months ended September 30, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our Accountable Care Organization (ACO). In the three months ended September 30, 2020 and 2019, the ACO recognized $13.5 million and $8.7 million, respectively under the Medicare Shared Savings Program (MSSP). The MSSP recognition in the three months ended September 30, 2020 included $10.3 million related to the 2019 MSSP program and an estimated 2020 program achievement to date of $3.2 million. Revenue in our physician services business decreased $2.3 million in the three months ended September 30, 2020 as compared with the same period in 2019, all of which is attributed to reduced census volumes from the impact of COVID-19 on the inpatient business. Revenue in our staffing services business increased $3.1 million in the three months ended September 30, 2020 as compared with the same period in 2019. The staffing services business has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms. While the staffing business gross revenue has increased over 44% in the three months ended September 30, 2020 as compared with the same period in 2019, its revenue from external customers has only increased 12.5% over that same period. Further penetration of the internal staffing needs is a strategic goal for our staffing business and will enable our organization to meet the evolving demands of post-acute care in light of the COVID-19 impact on our various lines of business. The remaining increase in revenue of $3.1 million pertains to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental revenue in three months ended September 30, 2019.

EBITDA

EBITDA for the three months ended September 30, 2020 decreased by $167.8 million, or 128.7%, as compared with the three months ended September 30, 2019. Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA decreased $63.1 million, or 210.4% when compared with the same period in 2019. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $178.3 million, or 117.4% for the three months ended September 30, 2020 as compared with the same period in 2019. Excluding the impact of other (income) loss, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $71.2 million when compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, the inpatient EBITDA as adjusted decreased $64.1 million. Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $11.9 million. Wages and purchased services include supplemental premium pay rates and bonuses to insure we could attract adequate staff to address our clinical needs during the pandemic. Nursing wage inflation increased 11.0% while non-nursing wage inflation increased 6.8% in the three months ended September 30, 2020 as compared with the same period in 2019. Same-store lease expense decreased $10.7 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases. Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $17.2 million EBITDA as adjusted in the three months ended September 30, 2020 as compared with the same period in 2019. The provision for workers compensation specific to COVID-19 exposure risk accounts for most of this self-insurance decrease to EBITDA, with an incremental $12.4 million expensed in the 2020 period. Prior to the COVID-19 pandemic our self-insurance programs were performing as anticipated and within normal claims reporting patterns of our same-store operations recently. The provisions for general and professional liability recorded in both the three months ended September 30, 2020 and the comparable period in 2019 reflect continued favorable claims development and accelerated claims settlement initiated in 2018. We have not changed our reserving methodology or assumptions for any COVID-19 specific professional liability exposures. Our self-insured health benefit plans have seen reduced expenses principally due to other medical care settings limiting non-emergency services during the COVID-19 pandemic, however, we anticipate those deferred procedures will impact expense over the remainder of fiscal year 2020. The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $12.5 million compared to the same period in 2019 before the program was enacted. The remaining $58.2 million decrease in EBITDA, as adjusted, of the segment is principally due to the negative affects COVID-19 has had on our business, partially offset with reduced therapy services cost due to the implementation of PDPM. See “Significant Transactions and Events – COVID-19.”

Rehabilitation Therapy Services – EBITDA increased by $11.7 million, or 61.7%, for the three months ended September 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted increased $8.1 million when compared with the same period in 2019. Lost therapy contracts exceeded new contracts by $1.9 million in the three months ended September 30, 2020 as compared with the same period in 2019. COVID-19 resulted in a decrease of EBITDA of $0.2 million in the three months ended September 30, 2020. The remaining increase of $9.8 million is principally attributed to overhead cost reductions and improved accounts receivable collections in the period. Therapist efficiency was negatively impacted by the impact of COVID-19, decreasing to 65.8% in the three months ended September 30, 2020 compared with 67.8% in the comparable period in the prior year. This decline in therapist efficiency is expected to be temporary as we have adjusted staffing and service models to address the clinical needs of our skilled nursing customers impacted by COVID-19.

Other Services — EBITDA increased $7.4 million, or 87.0%, for the three months ended September 30, 2020 as compared with the same period in 2019. The EBITDA of our ACO increased $6.5 million in the three months ended September 30, 2020 as compared with the same period in 2019. In the 2020 period, we recognized $10.3 million for the 2019 program performance based on actual results achieved and an estimated $3.2 million for the 2020 program. The EBITDA of our staffing services business decreased $0.7 million in the three months ended September 30, 2020 as compared with the same period in 2019, principally due to reduced pricing in its services with affiliated customers, partially offset with increased volumes with those affiliated customers. The EBITDA of our physician services business decreased $1.6 million. The physician services business has been negatively impacted by COVID-19 reducing patient encounters due to reduced skilled nursing census across the industry and increased costs to support practitioners. The remaining increase in EBITDA of $3.2 million principally relates to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental income in three months ended September 30, 2019.

Corporate and Eliminations — EBITDA decreased $8.6 million, or 17.6%, for the three months ended September 30, 2020 as compared with the same period in 2019. EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments. These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $1.3 million of the net decrease in EBITDA. Corporate overhead costs increased $9.2 million, or 25.7%, in the three months ended September 30, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades and incremental performance based incentive compensation.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets. Other (income) loss for the three months ended September 30, 2020 principally represents gains on sales of real estate and leasehold rights in the period. See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the three months ended September 30, 2020 and 2019 were $15.6 million and $12.9 million, respectively.

Long-lived asset impairments — In the three months ended September 30, 2020 and 2019, we recognized impairments of property and equipment and right-of-use (ROU) assets of $72.4 million and $16.0 million, respectively. For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Federal stimulus – COVID 19 – other income – During the three months ended September 30, 2020, we recognized $31.2 million of relief grants from CARES Act funds administered by the HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, including cost of infection control, or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

Other Expense

The following discussion applies to the consolidated expense categories between EBITDA and net (loss) income of all reportable segments, corporate and eliminations in our consolidating statement of operations for the three months ended September 30, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets. Depreciation and amortization expense decreased $10.6 million in the three months ended September 30, 2020 as compared with the same period in 2019. On a same-store basis, depreciation and amortization decreased $11.3 million in the three months ended September 30, 2020 as compared with the same period in 2019. This decrease is principally due to acceleration of depreciation of assets sold into real estate joint ventures in the prior year quarter and reductions in the amortization of the right to use assets of our remaining leases in our inpatient services segment.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases. Interest expense decreased $3.2 million in the three months ended September 30, 2020 as compared with the same period 2019. On a same-store basis, interest expense is down $0.7 million in the three months ended September 30, 2020 as compared with the same period in 2019. An increase of $4.7 million of interest expense is attributed to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.” Cash interest decreased $4.6 million in the three months ended September 30, 2020 as compared with the same period in 2019 as a result of a reduction in outstanding borrowings under our revolving credit facility, primarily due to the timing of the Medicare Advance payments received and other phases of the CARES Act relief funding. Borrowing levels are expected to increase over the period the Medicare Advance is expected to be recouped from April 2021 through February 2022. The remaining decrease in same-store interest expense of $0.8 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax expense (benefit) — For the three months ended September 30, 2020, we recorded income tax expense of $0.2 million from continuing operations representing an effective tax rate of (0.2)% compared to an income tax benefit of $0.6 million from continuing operations, representing an effective tax rate of (1.0)% for the same period in 2019. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve. Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. As of September 30, 2020, we have determined that the valuation allowance is still necessary.

Net (Loss) Income Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net (loss) income and net (loss) income attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the three months ended September 30, 2020 as compared with the same period in 2019.

Net (loss) income attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares. Since the combination, there have been conversions of 9.0 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 32.9%. For the three months ended September 30, 2020 and 2019, (loss) income of $(31.5) million and $19.9 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs. For the three months ended September 30, 2020 and 2019, loss of $(1.6) million and $(7.1) million, respectively, has been attributed to these unaffiliated third parties.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

A summary of our unaudited results of operations for the nine months ended September 30, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Nine months ended September 30,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$2,493,616	83.5%	$2,888,659	84.1%	$(395,043)	(13.7)%
Assisted/Senior living facilities	60,991	2.0%	70,408	2.1%	(9,417)	(13.4)%
Administration of third party facilities	5,986	0.2%	6,281	0.2%	(295)	(4.7)%
Elimination of administrative services	(2,242)	(0.1)%	(2,347)	(0.1)%	105	4.5%
Inpatient services, net	2,558,351	85.6%	2,963,001	86.3%	(404,650)	(13.7)%

Rehabilitation therapy services:
Total therapy services	475,127	15.9%	571,875	16.7%	(96,748)	(16.9)%
Elimination of intersegment rehabilitation therapy services	(171,617)	(5.7)%	(213,800)	(6.2)%	42,183	19.7%
Third party rehabilitation therapy services, net	303,510	10.2%	358,075	10.5%	(54,565)	(15.2)%

Other services:
Total other services	199,058	6.7%	143,139	4.2%	55,919	39.1%
Elimination of intersegment other services	(73,757)	(2.5)%	(33,818)	(1.0)%	(39,939)	(118.1)%
Third party other services, net	125,301	4.2%	109,321	3.2%	15,980	14.6%

Net revenues	$2,987,162	100.0%	$3,430,397	100.0%	$(443,235)	(12.9)%

	Nine months ended September 30,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$142,238	5.6%	$313,045	10.6%	$(170,807)	(54.6)%
Rehabilitation therapy services	79,860	16.8%	71,360	12.5%	8,500	11.9%
Other services	24,998	12.6%	9,444	6.6%	15,554	164.7%
Corporate and eliminations	(148,479)	—%	(126,711)	—%	(21,768)	(17.2)%
EBITDA	$98,617	3.3%	$267,138	7.8%	$(168,521)	(63.1)%

A summary of our unaudited condensed consolidating statement of operations follows (in thousands):

	Nine months ended September 30, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,560,593	$475,127	$199,058	$—	$(247,616)	$2,987,162
Salaries, wages and benefits	1,237,570	378,687	116,229	—	—	1,732,486
Other operating expenses	1,132,321	24,440	58,623	—	(247,965)	967,419
General and administrative costs	—	—	—	124,558	—	124,558
Lease expense	277,506	878	1,380	898	—	280,662
Depreciation and amortization expense	71,479	5,099	612	7,140	(153)	84,177
Interest expense	42,069	27	29	63,480	(3,540)	102,065
Loss on early extinguishment of debt	—	—	—	6,561	—	6,561
Investment income	—	—	—	(6,614)	3,540	(3,074)
Other (income) loss	(183,265)	621	205	—	—	(182,439)
Transaction costs	—	—	—	26,696	—	26,696
Long-lived asset impairments	159,200	—	—	—	—	159,200
Federal stimulus - COVID-19 other income	(204,977)	(9,359)	(2,377)	—	—	(216,713)
Equity in net income of unconsolidated affiliates	—	—	—	(6,419)	(392)	(6,811)
Income (loss) before income tax benefit	28,690	74,734	24,357	(216,300)	894	(87,625)
Income tax benefit	—	—	—	(1,060)	—	(1,060)
Net income (loss)	$28,690	$74,734	$24,357	$(215,240)	$894	$(86,565)

	Nine months ended September 30, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$2,965,348	$571,875	$142,905	$234	$(249,965)	$3,430,397
Salaries, wages and benefits	1,336,298	464,740	88,024	—	—	1,889,062
Other operating expenses	1,185,684	34,866	44,312	—	(250,355)	1,014,507
General and administrative costs	—	—	—	107,024	—	107,024
Lease expense	285,510	985	1,064	1,106	—	288,665
Depreciation and amortization expense	83,463	9,210	524	8,198	—	101,395
Interest expense	68,454	41	26	73,069	—	141,590
Loss on early extinguishment of debt	—	—	—	2,436	—	2,436
Investment income	—	—	—	(6,078)	—	(6,078)
Other (income) loss	(172,126)	(76)	61	—	—	(172,141)
Transaction costs	—	—	—	23,025	—	23,025
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,318	(4,496)	(178)
Income (loss) before income tax benefit	161,128	62,109	8,894	(212,864)	4,886	24,153
Income tax benefit	—	—	—	(680)	—	(680)
Net income (loss)	$161,128	$62,109	$8,894	$(212,184)	$4,886	$24,833

Net Revenues

Net revenues for the nine months ended September 30, 2020 decreased by $443.2 million, or 12.9%, as compared with the nine months ended September 30, 2019.

Inpatient Services – Revenue decreased $404.7 million, or 13.7%, in the nine months ended September 30, 2020 as compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, inpatient services revenue decreased $29.0 million, or 1.1%, excluding 88 divested underperforming facilities and the acquisition or development of two additional facilities. The same-store revenue increase is net of $35.6 million related to a new provider tax program in the state of New Mexico, which was not in place for the corresponding period in 2019 and an additional $30.6 million of the increase in the nine months ended September 30, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019. Giving effect to these factors, we estimate the remaining same-store inpatient revenue decrease of $95.2 million in the nine months ended September 30, 2020 compared with the same period in 2019 is due to the impact of COVID-19, partially offset by increasing payor rates, primarily in our Medicaid population, reflecting a trend that was observed before COVID-19 impacted our operations. While census was adversely impacted by admission holds and declining in-house census as the pandemic progressed, average payor rates increased as acuity of the in-house census increased with treatment of the population testing positive for the virus. COVID-19, has, and will likely continue to disrupt this favorable overall census trend and may have an unpredictable impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

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

Rehabilitation Therapy Services – Revenue decreased $54.6 million, or 15.2% comparing the nine months ended September 30, 2020 with the same period in 2019. Of that decrease, $32.6 million is due to lost contract business, offset by $14.0 million attributed to new contracts. COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020 and continued through September 30, 2020, resulting in a decrease of revenue of $14.1 million in the nine months ended September 30, 2020 as compared with the same period in 2019. The remaining decrease of $21.9 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $16.0 million, or 14.6% in the nine months ended September 30, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our ACO. In the nine months ended September 30, 2020 and 2019, the ACO recognized $13.5 million and $8.7 million, respectively under the Medicare Shared Savings Program (MSSP). The MSSP recognition in the nine months ended September 30, 2020 included $10.3 million related to the 2019 MSSP program and an estimated 2020 program achievement to date of $3.2 million. Revenue in our physician services business decreased $1.2 million in the nine months ended September 30, 2020 as compared with the same period in 2019, all of which is attributed to reduced census volumes from the impact of COVID-19 on the inpatient business. Revenue of our staffing services business increased $5.7 million in the nine months ended September 30, 2020 as compared with the same period in 2019. The staffing services business has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms. While the staffing business gross revenue has increased over 58% in the nine months ended September 30, 2020 as compared with the same period in 2019, its revenue from external customers has only increased 12.5% over that same period. Further penetration of the internal staffing needs is a strategic goal for our staffing business, and will enable our organization to meet the evolving demands of post-acute care in light of the COVID-19 impact on our various lines of business. The remaining increase in revenue of $6.7 million principally pertains to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental revenue in nine months ended September 30, 2019.

EBITDA

EBITDA for the nine months ended September 30, 2020 decreased by $168.5 million, or 63.1%, as compared with the nine months ended September 30, 2019. Excluding the impact of loss on early extinguishment of debt, other (income) loss, transaction costs and long-lived asset impairments, EBITDA decreased $245.5 million, or 178.7% when compared with the same period in 2019. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased by $170.8 million, or 54.6% for the nine months ended September 30, 2020 as compared with the same period in 2019. Excluding the impact of other (income) loss, long-lived asset impairments and Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $244.7 million, or 155.0% when compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, the inpatient EBITDA as adjusted decreased $217.0 million. Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $141.3 million. Wages and purchased services include supplemental premium pay rates and bonuses to insure we could attract adequate staff to address our clinical needs during the pandemic. Nursing wage inflation increased 14.6% while non-nursing wage inflation increased 7.7% in the nine months ended September 30, 2020 as compared with the same period in 2019. Same-store lease expense decreased $4.5 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases. Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $37.6 million EBITDA as adjusted in the nine months ended September 30, 2020 as compared with the same period in 2019. The provision for workers compensation specific to COVID-19 exposure risk accounts for most of this self-insurance decrease to EBITDA, with an incremental $37.4 million expensed in the 2020 period. Prior to the COVID-19 pandemic our self-insurance programs were performing as anticipated and within normal claims reporting patterns of our same-store operations recently. The provisions for general and professional liability recorded in both the nine months ended September 30, 2020 and the comparable period in 2019 reflect continued favorable claims development and accelerated claims settlement initiated in 2018. We have not changed our reserving methodology or assumptions for any COVID-19 specific professional liability exposures. Our self-insured health benefit plans have seen reduced expenses principally due to other medical care settings limiting non-emergency services during the COVID-19 pandemic, however, we anticipate those deferred procedures will impact expense over the remainder of fiscal year 2020. The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $22.9 million compared to the same period in 2019 before the program was enacted. The remaining $65.5 million decrease in EBITDA, as adjusted, of the segment is principally due to the negative affects COVID-19 has had on our business, partially offset with reduced therapy services cost due to the implementation of PDPM. See “Significant Transactions and Events – COVID-19.”

Rehabilitation Therapy Services – EBITDA increased by $8.5 million, or 11.9%, for the nine months ended September 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted decreased $0.2 million when compared with the same period in 2019. Lost therapy contracts exceeded new contracts by $5.5 million in the nine months ended September 30, 2020 as compared with the same period in 2019. COVID-19 resulted in a decrease of EBITDA of $4.3 million in the nine months ended September 30, 2020. The remaining increase of $9.6 million is principally attributed to reduced overhead costs. Therapist efficiency declined to 67.3% in the nine months ended September 30, 2020 compared with 68.7% in the comparable period in the prior year. This decline in therapist efficiency is expected to be temporary as we have adjusted staffing and service models to address the clinical needs of our skilled nursing customers impacted by COVID-19.

Other Services — EBITDA increased $15.6 million, or 164.7%, for the nine months ended September 30, 2020 as compared with the same period in 2019. Excluding the impact of Federal Stimulus – COVID-19 other income, EBITDA as adjusted increased $13.3 million when compared with the same period in 2019. The EBITDA of our ACO increased $5.9 million in the three months ended September 30, 2020 as compared with the same period in 2019. In the 2020 period, we recognized $10.3 million for the 2019 program performance based on actual results achieved and an estimated $3.2 million for the 2020 program. The EBITDA of our staffing services business increased $2.4 million in the nine months ended September 30, 2020 as compared with the same period in 2019, principally due to growth in its services with affiliated customers, partially offset with pricing reductions to those affiliated customers. The EBITDA of our physician services business decreased $1.9 million. The physician services business has been negatively impacted by COVID-19 reducing patient encounters due to reduced skilled nursing census across the industry and increased costs to support practitioners. The remaining increase in EBITDA of $6.9 million principally relates to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental income in three months ended September 30, 2019.

Corporate and Eliminations — EBITDA decreased $21.8 million, or 17.2%, for the nine months ended September 30, 2020 as compared with the same period in 2019. EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments. These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $7.8 million of the net decrease in EBITDA. Corporate overhead costs, net of fee income, increased $17.5 million, or 16.4%, in the three months ended September 30, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades. The remaining increase in EBITDA of $3.5 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other (income) loss — Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets. Other (income) loss for the nine months ended September 30, 2020 principally represents gains on sales of real estate and leasehold rights in the period. See also Note 12 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the nine months ended September 30, 2020 and 2019 were $26.7 million and $23.0 million, respectively.

Long-lived asset impairments — In the nine months ended September 30, 2020, we recognized impairments of property and equipment and right-of-use (ROU) assets of $159.2 million. For more information about the conditions of the business which contributed to these impairments, see “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue” and “Financial Condition and Liquidity Considerations” in this MD&A, as well as Note 13 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Federal stimulus – COVID 19 – other income – During the nine months ended September 30, 2020 we recognized $216.7 million of relief grants from CARES Act funds administered by HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, including costs of infection control, or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act.

Other Expense

The following discussion applies to the consolidated expense categories between EBITDA and net income (loss) of all reportable segments, corporate and eliminations in our consolidating statement of operations for the nine months ended September 30, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance lease ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets. Depreciation and amortization expense decreased $17.2 million in the nine months ended September 30, 2020 as compared with the same period in 2019. On a same-store basis, depreciation and amortization decreased $21.8 million in the nine months ended September 30, 2020 as compared with the same period in 2019. In the inpatient services segment, $9.9 million of the decrease is principally due reduction in the amortization of right to use assets in our continuing lease portfolio, with the remaining $11.9 million reduction principally due to prior year acceleration related to multiple lease transactions.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases. Interest expense decreased $39.5 million in the nine months ended September 30, 2020 as compared with the same period 2019. On a same-store basis, interest expense is down $27.4 million in the nine months ended September 30, 2020 as compared with the same period in 2019. An increase of $16.8 million of interest expense is attributed to consolidating debt and the associated interest expense of two real-estate partnerships in 2019, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 9 – “Long-Term Debt.” Cash interest decreased $9.5 million in the nine months ended September 30, 2020 as compared with the same period in 2019 as a result of a reduction in outstanding borrowings under our revolving credit facility, primarily due to the timing of the Medicare Advance payments received in addition to other phases of CARES Act relief funding. Borrowing levels are expected to increase over the period the Medicare Advance is required to be recouped in 2021. The remaining decrease in interest expense of $34.7 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax benefit — For the nine months ended September 30, 2020, we recorded income tax benefit of $1.1 million from continuing operations representing an effective tax rate of 1.2% compared to an income tax benefit of $0.7 million from continuing operations, representing an effective tax rate of (2.8)% for the same period in 2019. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve. Previously, in assessing the requirement for, and amount of, a valuation allowance in accordance with the standard, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets. As of September 30, 2020, we have determined that the valuation allowance is still necessary.

Net (Loss) Income Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the nine months ended September 30, 2020 as compared with the same period in 2019.

Net (loss) income attributable to noncontrolling interests — On February 2, 2015, FC-GEN Operations Investment, LLC (FC-GEN) combined with Skilled Healthcare Group, Inc. and the combined results were consolidated with approximately 42.0% direct noncontrolling economic interest shown as noncontrolling interest in the financial statements of the combined entity. The direct noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The direct noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares. Since the combination, there have been conversions of 9.0 million Class C common stock, leaving a remaining direct noncontrolling economic interest of approximately 32.9%. For the nine months ended September 30, 2020 and 2019, (loss) income of $(32.1) million and $7.7 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any VIEs where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs. For the nine months ended September 30, 2020 and 2019, loss of $(3.1) million and ($8.9) million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

Cash Flow and Liquidity

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$281,158	$15,758
Net cash used in investing activities	(45,574)	(393,034)
Net cash (used in) provided by financing activities	(63,852)	363,069
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	171,732	(14,207)
Beginning of period	125,806	142,276
End of period	$297,538	$128,069

Net cash provided by operating activities in the nine months ended September 30, 2020 increased $265.4 million compared with the same period in 2019. The nine months ended September 30, 2020 include receipt of Medicare advances of $155.8 million and $64.7 million from the deferral of payroll taxes under the CARES Act. The remaining increase in cash provided by operating activities is attributed to a combination of state and federal COVID-19 grants, offset by the cost and lost revenue caused by COVID-19 and the timing of payments.

Net cash used in investing activities in the nine months ended September 30, 2020 was $45.6 million compared to net cash used in investing activities of $393.0 million in the nine months ended September 30, 2019. Routine capital expenditures for the nine months ended September 30, 2020 decreased by $5.0 million as compared with the same period in the prior year. Net sales and maturities of marketable securities of $0.8 million in 2020 was less than net sales of marketable securities of $8.8 million in 2019, resulting in a net reduction in cash provided of $8.0 million. In the nine months ended September 30, 2020, there were asset purchases of $207.3 million primarily as a result of the acquisition of eight skilled nursing facilities by the consolidated Cascade Partnership and one skilled nursing facility by the consolidated Vantage Point Partnership as described in “Significant Transaction and Events” compared to asset sales of $218.6 million comprised primarily of the real property of 14 owned facilities and leasehold rights of 13 leased facilities described in “Significant Transaction and Events”. In the nine months ended September 30, 2019, there were asset purchases of $252.5 million by the consolidated Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities. Also in the nine months ended September 30, 2019, there were asset purchases of $339.2 million as a result of the consolidation of the Vantage Point Partnership and its acquisition of 18 skilled nursing facilities. The nine months ended September 30, 2019 also included $66.9 million in proceeds from the sale of seven facilities in California as well as $91.7 million in proceeds from the sale of eight facilities in Georgia, New Jersey, Virginia and Maryland. The nine months ended September 30, 2020 provided cash of $12.9 million on the receipt of restricted deposits compared to payments of restricted deposits of $1.2 million in the same period in the prior year. The nine months ended September 30, 2020 included cash used of $16.9 million for an investment in a new joint venture and cash used of $9.0 million extending the new joint venture a loan as described in “Significant Transaction and Events.” The remaining incremental use of cash in the nine months ended September 30, 2020 as compared to the same period in the prior year of $3.1 million was due primarily to notes receivable activity.

Net cash used in financing activities in the nine months ended September 30, 2020 was $63.9 million compared to net cash provided by financing activities of $363.1 million in the September 30, 2019. The net increase in cash used in financing activities of $426.9 million is principally attributed to debt repayments exceeding new borrowings in the nine months ended September 30, 2020 as compared to the same period in 2019. In the nine months ended September 30, 2020, we had proceeds from the issuance of debt of $227.9 million, consisting primarily of $193.5 million by the consolidated Cascade Partnership, $7.3 million by the consolidated Vantage Point Partnership and $26.1 million in HUD refinancings by our consolidated Next Partnership. In the nine months ended September 30, 2019, we had proceeds from the issuance of debt of $480.9 million primarily resulting from the consolidation of the Next Partnership and Vantage Point Partnership. Repayment of long-term debt in the nine months ended September 30, 2020 was $167.5 million compared to $133.9 million in the same period of the prior year. In the nine months ended September 30, 2020, we repaid $85.0 million in HUD-insured loans, $27.0 million in MidCap Real Estate Loans, $9.1 million in Welltower Real Estate Loans, $15.0 million in a short-term note payable and $24.5 million in term loan paydowns associated with the consolidated Next Partnership. In the nine months ended September 30, 2019, we repaid $39.8 million in MidCap Real Estate Loans and $42.2 million in HUD-insured loans using proceeds from the sale of 12 facilities and reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount. The remaining decrease in cash used to repay long-term debt of $5.2 million relates to a decrease in routine debt payments. In the nine months ended September 30, 2020, we had net repayments under the revolving credit facilities of $136.0 million as compared with $3.5 million of net borrowings under the revolving credit facilities in the same period in 2019. In the nine months ended September 30, 2020, we paid debt issuance costs of $3.6 million associated with loans incurred by our consolidated partnerships. In the nine months ended September 30, 2019, we paid debt issuance costs of $8.3 million resulting from the consolidation of the Next Partnership and the Vantage Point Partnership. In the nine months ended September 30, 2020, we received contributions from a noncontrolling interest for $21.2 million resulting from the consolidation of the Cascade Partnership. In the nine months ended September 30, 2019, we received contributions from a noncontrolling interest for $18.5 million and $8.5 million resulting from the consolidation of the aforementioned Next Partnership and Vantage Point Partnership, respectively. The remaining net increase in cash provided by financing activities of $0.4 million in the nine months ended September 30, 2020 compared to the same period in 2019 is due to a decrease in distributions to noncontrolling interests partially offset by an increase in repayments of finance lease obligations.

Our primary sources of liquidity are cash on hand, cash flows from operations, borrowings under our asset based lending facilities (ABL Credit Facilities) and the receipt of government-sponsored financial support in response to the COVID-19 pandemic.

At September 30, 2020, we had total liquidity of $280.7 million consisting of cash on hand of $233.3 million and available borrowings under our ABL Credit Facilities of $47.4 million. During the nine months ended September 30, 2020, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

COVID-19 Impact on Liquidity

We have taken, and will continue to take, actions to enhance and preserve our liquidity in response to the pandemic. During the three and nine months ended September 30, 2020, our usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the CARES Act. Specifically, in the second quarter of 2020, we applied for and received $156.8 million of advanced Medicare payments and from April through September 2020 received approximately $254.0 million of relief grants and other forms of federal relief, such as the temporary suspension of Medicare sequestration. In addition, we have elected to implement the CARES Act payroll tax deferral program, which is expected to preserve on an interest free basis approximately $90.0 million of cash representing the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020, of which approximately $65.0 million was realized through September 30, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are expected to be recouped between April 2021 and February 2022, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which we operate, currently estimated at $85.0 million, of which approximately $76.0 million has been recognized in net revenue through September 30, 2020.

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

In response to COVID-19, and other conditions that raise substantial doubt about our ability to continue as a going concern, we have taken the following measures:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While we vigorously advocate, for ourself and the skilled nursing industry, regarding the need for additional government-sponsored funding, we continue to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to seek and implement measures to adapt our operational model to function for the long-term in a COVID-19 environment;
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity; and

●	We are exploring and evaluating a number of strategic and other alternatives to manage and to improve our liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

These measures and other plans and initiatives of ours are designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the date our financial statements are issued. However, such plans and initiatives are dependent on factors that are beyond our control or may not be available on terms acceptable to us, or at all. Accordingly, management determined it could not be certain that the plans and initiatives would be effectively implemented within one year after the date the financial statements are issued. Further, even if we receive additional funding support from government sources and/or are able to execute successfully all of our plans and initiatives, given the unpredictable nature of, and the operating challenges presented by, the COVID-19 virus, our operating plans and resulting cash flows together with our cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the twelve-month period following the date the financial statements are issued. Such events and circumstances could force us to seek reorganization under the U.S. Bankruptcy Code.

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

Risk and Uncertainties

Although we are in compliance with the covenants required by our material debt and material lease agreements at September 30, 2020, the ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on our ability to remain in compliance with our financial covenants through November 9, 2021. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Financing Activities

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited 53 inpatient operations, including 46 skilled nursing facilities, two assisted/senior living facilities and five behavioral health centers in 12 states beginning January 1, 2020 through November 1, 2020, including:

●	The sale of three owned skilled nursing facilities located in North Carolina and Maryland on February 1, 2020. A gain was recognized totaling $24.9 million.
●	The transition of operational responsibility for 19 facilities in the states of California, Washington and Nevada to NewGen on February 1, 2020. The transaction included the sale of the real estate and operations of six skilled nursing facilities and transfer of the leasehold rights to seven skilled nursing, five behavioral health centers and one assisted living facility. A gain was recognized totaling $58.8 million.
●	The sale of one owned skilled nursing facility located in California on February 26, 2020. A gain was recognized totaling $3.0 million.
●	The lease termination of one assisted/senior living facility located in Montana on March 4, 2020. A de minimis loss was recognized.
●	The sale of three owned skilled nursing facilities located in New Jersey and Maryland on April 1, 2020. A gain was recognized totaling $21.7 million.

●	The lease termination of two skilled nursing facilities located in Montana on April 1, 2020. A loss was recognized totaling $0.8 million.
●	The lease termination of six skilled nursing facilities located in Florida and Maryland on April 20, 2020. A gain was recognized totaling $11.2 million.
●	The transition of operational responsibility for four additional leased facilities in California to NewGen on May 15, 2020. A gain was recognized totaling $5.1 million.
●	The lease termination of six skilled nursing facilities located in Idaho on June 1, 2020. A gain was recognized totaling $5.3 million.
●	The sale of one owned skilled nursing facility located in Rhode Island on July 6, 2020. A gain was recognized totaling $5.7 million.
●	The transition of operational responsibility for one additional leased facility in Washington to NewGen on October 1, 2020.
●	The lease termination of two skilled nursing facilities located in Connecticut on October 15, 2020.
●	The sale of the real property and divestiture of the operations of five skilled nursing facilities in Vermont on October 30, 2020.
●	The lease termination of one skilled nursing facility located in Rhode Island on November 1, 2020.

Term Loan Agreement Amendment

Our term loan agreement (Term Loan Agreement) with an affiliate of Welltower and an affiliate of Omega was set to mature on November 30, 2021. The Term Loan Agreement was amended on November 8, 2020 extending the maturity date to January 1, 2022.

Financial Covenants

The ABL Credit Facilities, the Term Loan Agreement and the Welltower Real Estate Loans (collectively, the Credit Facilities) each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and minimum liquidity. At September 30, 2020, we were in compliance with all of the financial covenants contained in the Credit Facilities.

We have master lease agreements with Welltower, Omega and Second Spring (collectively, the Master Lease Agreements). Our Master Lease Agreements each contain a number of financial, affirmative and negative covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum liquidity. At September 30, 2020, we were in compliance with the covenants contained in the Master Lease Agreements.

We have two master lease agreements with Cindat Best Years Welltower JV LLC involving 28 of our facilities. We did not meet certain financial covenants contained in one of the master lease agreements involving two of our facilities at September 30, 2020. In November 2020, we received a waiver for these covenant breaches through January 1, 2022. At September 30, 2020, we are in compliance with the financial covenants contained in the other master lease agreement.

At September 30, 2020, we did not meet certain financial covenants contained in two leases related to four of our facilities. We are current in the timely payment of our obligations under such leases. These leases do not have cross-default provisions, nor do they trigger cross-default provisions in any of our other loan or lease agreements. We will continue to work with the related credit parties to amend such leases and the related financial covenants. We do not believe the breach of such financial covenants has a material adverse impact on us at September 30, 2020.

Our ability to maintain compliance with our covenants depends in part on management’s ability to increase revenue and control costs, and the extent to which our efforts and the impact of government-sponsored financial relief related to the COVID-19 pandemic adequately and timely offset lost revenue and higher costs caused by the pandemic. Should we fail to comply with our covenants at a future measurement date, we would, absent necessary and timely waivers and/or amendments, be in default under certain of our existing credit agreements. To the extent any cross-default provisions may apply, the default would have a significant adverse impact on our financial position. See Liquidity and Going Concern Considerations.

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

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in our rehabilitation therapy services business where we have over 150 distinct customers, many being chain operators with more than one location. One customer, which is a related party of ours, comprises $31.0 million, or approximately 42%, of the gross outstanding contract receivables in the rehabilitation services business at September 30, 2020. See Note 11 – “Related Party Transactions.” A future adverse event impacting this customer or several other large customers resulting in their insolvency or other economic distress would have a material impact on us.

Off-Balance Sheet Arrangements

As of September 30, 2020, we were subject to six lease guarantees whereby we guarantee all payments and performance obligations of six facilities leased by the NewGen Partnership. As of September 30, 2020, the six leases have undiscounted cash rent obligations remaining of $86.3 million. As of December 31, 2019, we were not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020 or in Part II. Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which were filed with the SEC on May 27, 2020 and August 10, 2020, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

On November 5, 2020, upon the approval of the Board of Directors, the Company entered into a letter agreement with Mr. Hager under which Mr. Hager received a retention payment of $5,194,297 (CEO Retention Payment).

If Mr. Hager resigns other than for “Good Reason” or if his employment is terminated for “Cause” (each as defined in the letter agreement) prior to December 31, 2021, Mr. Hager will repay to the Company an amount equal to the portion of the CEO Retention Payment actually received (i.e., the net amount of the amount after reduction by all amounts withheld for taxes therefrom) prorated as follows:

Date of Termination or Resignation	Proration
10/1/21 - 12/30/21	retain 75%, repay 25%
7/1/21 - 9/30/21	retain 50%, repay 50%
4/1/21 - 6/30/21	retain 25%, repay 75%
through 3/31/21	retain 0%, repay 100%

As a condition of receiving the CEO Retention Payment, Mr. Hager has agreed that any cash severance or termination pay otherwise payable in the event of termination or resignation prior to December 31, 2022 for Mr. Hager under any other agreement between him and the Company will be reduced on a dollar-for-dollar basis by the amount of any retained CEO Retention Payment, but not to an amount less than zero.

On September 23, 2020, the Board of Directors approved a cash incentive to be paid to certain key employees (including each of the Company’s named executive officers) upon achievement of a $125.4 million EBITDAR performance metric for the six-month period of July 1, 2020 through December 31, 2020 (such incentive program, the ICP). The ICP was adopted under the Company’s 2020 Omnibus Incentive Compensation Plan, which was approved by the Company’s shareholders at this year’s annual meeting. The full year’s bonus opportunity under the ICP will be available if the EBITDAR metric is completely satisfied. Given the challenging operating environment, reduced awards will be available if 80% or more of the EBITDAR metric is met.

On November 5, 2020, the Board of Directors approved the funding of an irrevocable “secular” trust up to $2.1 million, representing the maximum amount of cash incentive that may be paid out under the ICP to seven of the Company’s officers. The aforementioned trust funds shall not be subject to the claims of the Company’s creditors in the event of the Company’s insolvency and shall first become payable after the close of the books at the end of 2020, subject to the completion of the audit process and upon approval by the Compensation Committee.

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

GENESIS HEALTHCARE, INC.

Date:	November 9, 2020	By	/S/ GEORGE V. HAGER, JR.
George V. Hager, Jr.
Chief Executive Officer

Date:	November 9, 2020	By	/S/ THOMAS DIVITTORIO
Thomas DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)