Form 10-K
period 2020-12-31
Genesis Healthcare, Inc.
filed 2021-03-16
CIK 1351051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant, computed based on the closing sale price of $0.69 per share on June 30, 2020, as reported by The New York Stock Exchange, was approximately $66.7 million. The aggregate number of shares held by non-affiliates is calculated by excluding all shares held by executive officers, directors and holders known to hold 5% or more of the voting power of the registrant’s common stock. As of March 12, 2021, there were 111,728,783 shares of the registrant’s Class A common stock issued and outstanding, 744,396 shares of the registrant’s Class B common stock issued and outstanding, and 54,877,924 shares of the registrants Class C common stock, par value $0.001 per share, issued and outstanding.

Genesis Healthcare, Inc.

Annual Report

Forward-Looking Statements

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans” or “prospect,” or the negative or other variations thereof or comparable terminology. These forward-looking statements are necessarily estimates and expectations reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections, and include comments that express our current opinions about trends and factors that may impact future operating results. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any anticipated future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our business and other matters. These risks and uncertainties include, but are not limited to, those described in Item 1A. “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (SEC).

Any forward-looking statements contained herein are made only as of the date of this report. We expressly disclaim any duty to update the forward-looking statements and other information contained in this report, except as required by law. Investors are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business

Company Overview

Genesis Healthcare, Inc. (Genesis) is a holding company with subsidiaries that, on a consolidated basis, comprise one of the nation’s largest post-acute care providers. As used in this report, the terms “we,” “us,” “our,” and the “Company,” and similar terms, refer collectively to Genesis and its consolidated subsidiaries, unless the context requires otherwise. We offer inpatient services, rehabilitation and respiratory therapy services and a full complement of administrative services to our affiliated operators through our administrative services subsidiaries and management services to third-party operators with whom we contract through our management services subsidiary. All of our healthcare operating subsidiaries focus on providing quality care to the people we serve, and our skilled nursing facility subsidiaries, which comprise the largest portion of our consolidated business, have a strong commitment to treating patients who require a high level of skilled nursing care and extensive rehabilitation therapy, whom we refer to as high-acuity patients. For additional information regarding our financial condition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview.”

Operations

Our services focus primarily on the medical and physical issues facing elderly patients and are provided by the employees of our skilled nursing facilities, assisted/senior living communities, integrated and third-party rehabilitation therapy business, and other ancillary services.

As of December 31, 2020, we had three reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities and assisted/senior living facilities and is the largest portion of our business; (2) rehabilitation therapy services, which includes our integrated and third-party rehabilitation and respiratory therapy services; and (3) all other services. For the year ended December 31, 2020, the inpatient services segment generated approximately 86% of our revenue, the rehabilitation therapy services segment generated approximately 10% of our revenue and all other services accounted for the remaining balance of our revenue. For additional information regarding the financial performance of our reportable operating segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 – “Segment Information,” in the notes to our consolidated financial statements included elsewhere in this report.

Inpatient Services Segment

Skilled Nursing Facilities

As of December 31, 2020, we offered inpatient services through our network of 341 skilled nursing and assisted/senior living facilities across 24 states, consisting of 319 skilled nursing facilities and 22 stand-alone assisted/senior living facilities. Of the 341 facilities, 246 are leased, 10 are owned, 12 are managed and 73 are joint ventures. Additionally, we have fixed-price options to purchase the real property of 15 of our leased facilities and 43 of our joint venture facilities. Collectively, our skilled nursing and assisted/senior living facilities have 40,193 licensed beds, approximately 74% of which are concentrated in the states of Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania, and West Virginia. See Item 2. “Properties” for the full count of facilities by state. Our skilled nursing and assisted/senior living facilities are generally clustered in large urban or suburban markets. For the year ended December 31, 2020, we generated approximately 83% of our revenue from our skilled nursing facilities, with the remainder primarily being generated from our assisted/senior living facilities, rehabilitation therapy services provided to third-party facilities, and other ancillary services.

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

Our PowerBack Rehabilitation branded facilities are designed to provide short-stay skilled nursing facilities that deliver a comprehensive rehabilitation regimen in accommodations specifically designed to serve high-acuity patients. We believe that having PowerBack Rehabilitation facilities enables us to more effectively serve higher acuity patients and achieve a higher skilled mix than a traditional hybrid skilled nursing facility, which in turn results in higher reimbursement rates. Skilled mix is the average daily number of Medicare and insurance patients we serve at our skilled nursing facilities divided by the average daily number of total patients we serve at our skilled nursing facilities. Insurance as a payor source includes both traditional commercial insurance programs as well as managed care plans, including Medicare Advantage plans. As of December 31, 2020, we operated 10 stand-alone PowerBack Rehabilitation facilities with 1,121 beds.

As of December 31, 2020, we have administrative services agreements or management agreements with 85 unaffiliated or jointly owned skilled nursing or assisted living facility operators. The income associated with the management services provided to the third-party facility operator is included in inpatient services in our segment reporting as services are performed primarily by personnel supporting the inpatient services segment.

Our administrative service company provides a full complement of administrative and consultative services to our affiliated operators to allow them to better focus on the delivery of healthcare services.

Assisted/Senior Living Facilities

We complement our skilled nursing care business by providing assisted/senior living services at 22 stand-alone facilities with 1,704 beds and offer an additional 1,090 assisted/senior living beds within our skilled nursing facilities as of December 31, 2020. Our assisted/senior living facilities provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing facility.

Rehabilitation Therapy Services

As of December 31, 2020, we provided rehabilitation therapy services, including speech-language pathology (SLP), physical therapy (PT), occupational therapy (OT) and respiratory therapy, to approximately 1,400 healthcare locations in 42 states, the District of Columbia and China, including 289 facilities operated by us. We provide rehabilitation therapy services at our skilled nursing facilities and assisted/senior living facilities as part of an integrated service offering in connection with our skilled nursing care. We believe that an integrated approach to treating high-acuity patients enhances our ability to achieve successful patient outcomes and enables us to identify and treat patients who can benefit from our rehabilitation therapy services. We believe hospitals and physician groups often refer high-acuity patients to our skilled nursing facilities because they recognize the value of an integrated approach to providing skilled nursing care and rehabilitation therapy services.

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

In addition to our rehabilitation therapy services in the United States, we have a presence in China and Hong Kong with initiatives to develop a rehabilitation therapy care delivery model and other services. The activity related to this expansion did not have a material impact on our consolidated financial statements as of and for the years ended December 31, 2020 and 2019.

Other Services

As of December 31, 2020, we provided an array of other specialty medical services, including physician services, staffing services, and other healthcare related services.

COVID-19

Overview

On March 11, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic. COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions. Our primary focus as the effects of COVID-19 began to impact the United States was the health and safety of our patients, residents, employees and their respective families. We implemented various measures to provide the safest possible environment within our sites of service during this pandemic and will continue to do so.

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

The Centers for Disease Control and Prevention (CDC) has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19. In addition, our employees are at risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. In an effort to prevent the introduction of COVID-19 into our facilities, and to help control further exposure to infections within communities, we have implemented policies restricting visitors at all of our facilities except for essential healthcare personnel and for families and friends, under certain compassionate care circumstances, such as, but not exclusively, end-of-life situations. We also implemented policies for screening employees and anyone permitted to enter the building, implemented in-room only dining, activities programming and therapy. Our policy is to follow government guidance to minimize further exposure, including personal protection protocols, restricting new admissions, and isolating patients. Due to the vulnerable nature of our patients, we expect many of these restrictions will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, the virus has had, and likely will continue to have, introduction to, and transmission within, certain facilities due to the easily transmissible nature of COVID-19.

Our operations and supply chains have been materially and adversely affected by the COVID-19 pandemic, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on our business through December 31, 2020, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

Operations

Our first report of a positive case of COVID-19 in one of our facilities occurred on March 16, 2020. Since that time, 292 of our 341 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 71% of the patient and resident positive COVID-19 cases in our facilities have occurred in the states of Connecticut, Maryland, Massachusetts, New Jersey, New Mexico, Pennsylvania, and West Virginia, which correspond to many of the largest community outbreak areas across the country. Our facilities in these seven states represent approximately 60% of our total operating beds.

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

Net Revenues

Our net revenues for the year ended December 31, 2020 were materially and adversely impacted by a significant decline in occupancy as a result of COVID-19. Our skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 76.6% for the three months ended December 31, 2020. The revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See Regulatory and Reimbursement Relief. After considering a commensurate reduction in related and direct operating expenses, we estimate lost revenue caused by COVID-19 reduced earnings by approximately $185.9 million for the year ended December 31, 2020.

Operating Expenses

Our operating expenses for the year ended December 31, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the year ended December 31, 2020, we estimate to have incurred approximately $257.9 million of incremental operating expenses in response to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, workers compensation, testing, medical equipment, enhanced cleaning and environmental sanitation costs and the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients. Additionally, the future cost of securing adequate insurance coverages through annual renewals may be significantly higher than existing coverages, and the same level of coverage may no longer be available or affordable. This includes workers compensation and general and professional liability coverages, which are requirements in most states in which we operate.

We are not reasonably able to predict the total amount of costs we will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

Liquidity

We have taken, and will continue to take, actions to enhance and to preserve our liquidity in response to the pandemic. During the year ended December 31, 2020, our usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, in the second quarter of 2020, we applied for and received $156.8 million of advanced Medicare payments and from April through December 2020, received approximately $275.4 million of relief grants and other forms of federal relief, such as the temporary suspension of Medicare sequestration. In addition, we have elected to implement the CARES Act payroll tax deferral program, which preserved, on an interest free basis, $92.2 million of cash, representing the employer portion of payroll taxes incurred between March 27, 2020 and December 31, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are expected to be recouped between April 2021 and February 2022, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which we operate, currently estimated at $124.7 million.

We continue to seek opportunities to enhance and to preserve our liquidity, including through reducing expenses, continuing to evaluate our capital structure and seeking further government-sponsored financial relief related to the pandemic. We cannot provide assurance that such efforts will be successful, timely or adequate to offset the lost revenue and escalating operating expenses as a result of the pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 23 – “Subsequent Events – Restructuring Transactions.”

Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires on April 20, 2021. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which we operate have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the year ended December 31, 2020, we recognized FMAP reimbursement relief of $82.3 million as net revenues and other forms of state support grants of $39.1 million as Federal and state stimulus – COVID-19 other income in the consolidated statements of operations. As of December 31, 2020, we deferred recognition of $3.3 million of other forms of state support grants, which are presented within accrued expenses in the consolidated balance sheet. We cannot predict the extent to which further FMAP funding programs will be implemented in the states in which we operate.

In further response to the pandemic, on March 27, 2020, the former U.S. Presidential administration signed into law the bipartisan CARES Act, which authorized the cash distribution of relief funds to reimburse healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

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

upon a variety of factors and providers have been able to apply for additional funding. To retain the funds, providers must submit an attestation accepting certain terms and conditions. During April 2020, we first began receiving relief grants from CARES Act funds administered by HHS. Through December 31, 2020, we have received $198.7 million in these initial relief grants, the majority of which are related to skilled nursing care provided through our Inpatient Services segment.

On July 22, 2020, the former U.S. presidential administration announced an additional $5 billion relief fund to be used to protect residents of long term care facilities and nursing homes from the impact of COVID-19. Through December 31, 2020, we received $68.3 million of relief grants under the program. The $5 billion relief fund included:

o	Approximately $2.5 billion in payments to be used primarily to support increased testing and meet staffing and personal protective equipment needs.
o	Subsequent distributions as part of the Quality Incentive Payments Program (QIP). In order to qualify for payments under QIP, a facility must have an active state certification as a nursing home or skilled nursing facility and receive reimbursement from CMS. HHS will administer quality checks on nursing home certification status to identify and remove facilities that have a terminated, expired, or revoked certification or enrollment. Facilities must also report to at least one of three data sources that will be used to establish eligibility and collect necessary provider data to inform payment.

The QIP Program has been divided into four performance periods (September, October, November and December 2020). All nursing homes or skilled nursing facilities meeting the previously noted qualifications were eligible for each of the performance periods.

o	$250 million for distribution to “COVID only” facilities.
o	$250 million for providers that participate in approved training programs to better enable nursing home employees to administer COVID-19-related safety practices.

We recognize relief funds as income once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. During the year ended December 31, 2020, we recognized $306.1 million of aggregate relief funds within the “Federal and state stimulus – COVID-19 other income” caption in the consolidated statement of operations.

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

●	Medicare Accelerated and Advanced Payment Program. During the second quarter of 2020, we applied for and received $156.8 million of interest free advanced Medicare payments. These payments will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients. In October 2020, CMS extended the recoupment period to begin one year from the date the advanced payments were issued. Our recoupment period for the advanced payments is expected to be from April 2021 to February 2022. We have reported advanced payments of $118.8 million and $36.7 million within accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet as of December 31, 2020.

●	Payroll Tax Deferral. Under the CARES Act, we have elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of the deferral amount is due on each of December 31, 2021 and December 31, 2022. We have presented $46.1 million of the deferred payroll tax balance within accrued expenses and $46.1 million within other long-term liabilities in the consolidated balance sheet as of December 31, 2020.

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020; this period was subsequently extended through March 31, 2021. During the year ended December 31, 2020, the suspension of sequestration resulted in net revenues of $8.4 million.

●	Employee Retention Tax Credit. The employer payroll tax credit provisions of the CARES Act grant eligible companies a credit against applicable payroll taxes for each calendar quarter in an amount equal to 50% of qualified wages with a maximum credit of $5,000 per employee. The refundable tax credit is available to employers that fully or partially suspend operations during any calendar quarter in 2020 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19. Qualified employees are those who are not providing services as a result of such orders of a government authority. The impact of the employee retention tax credit program was not material for the year ended December 31, 2020.

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

On January 4, 2021, CMS modified its guidance pertaining to the criteria requiring states to conduct focused infection control surveys as a result of the increased availability of resources for the testing of residents and staff, and factors related to the quality of care. CMS has also provided guidance in the form of frequently asked questions related to health, emergency preparedness and life-safety code surveys.

COVID-19 Vaccinations Programs

In December 2020, the U.S. Food and Drug Administration approved the use of COVID-19 vaccines, which have begun to be distributed and administered widely throughout the United States, including to our patients, residents, and employees. The CDC has recommended that the initial phase of the vaccine programs prioritize healthcare personnel and residents of long-term care facilities, with states holding the ultimate authority to determine the recipients of the vaccines. As of March 12, 2021, all of our eligible patients, residents and employees have been provided the opportunity to receive a vaccination. Over 80% of patients and residents and over 60% of eligible employees have received both doses of the COVID-19 vaccine. We plan to continue participating in COVID-19 vaccine programs, including the federal Pharmacy Partnership for Long-Term Care Program.

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

Provider Relief Fund Reporting Requirement

On July 20, 2020, HHS informed Provider Relief Fund (PRF) of future reporting requirements. The Secretary of HHS provided directions on reporting obligations in program instructions directed to all recipients. HHS previously planned to open the reporting portal on January 15, 2021, with the first deadline for submissions on February 15, 2021. In late December, however, Congress passed the Coronavirus Response and Relief Supplemental Appropriations Act which added another $3 billion in funding to the PRF program and included language specific to reporting requirements. HHS has been working to update the PRF reporting requirements to be consistent with this new law. That said, as HHS has done in the past, the department wanted to give recipients ample time to familiarize themselves with the updated reporting requirements well in advance of required submission deadlines. Consequently, PRF recipients will now be required to submit their reporting requirements on their use of these funds later than previously announced. A new reporting deadline has not been set.

Provider Relief Fund Single Audit Requirement

HHS indicates that PRF payments will be subject to the Office of Management and Budget Single Audit process, which requires an organization-wide audit of an entity that expends $750,000 or more of federal assistance. The objective of the Single Audit is to provide assurance that federal funds are used appropriately.

Human Capital

At Genesis, our mission is to “Improve the lives we touch through the delivery of high-quality healthcare and everyday compassion.” Our mission and the core values we espouse play a genuine role in the operations of the organization. Ensuring that our residents, patients, family members and our employees are cared for and supported is the common thread. At the same time the organization was navigating through the COVID-19 pandemic, we pivoted around a bold move with our human resources and people functions. This included a complete reorganization whereby the human resources operations leaders and the more progressive people function leaders (e.g. Talent Management/Acquisition, Learning, Compensation, Leadership Development, and People Analytics) were brought into the same eco-system and further reorganized into Centers of Expertise and Business Partner Networks. This move was highly intentional with the objective of streamlining the deployment of human capital best practices, greater efficiency with design/development of tools and resources, accelerated innovation, silo-busting and stronger operational partnerships that drive results.

In June 2020, Genesis officially launched a Diversity, Equity, and Inclusion (DEI) function boasting a formal chair, committee and advisory council. The committee reflects a highly diverse membership of employees across the organization, serving in various roles. Additional efforts included renewed focus on inclusivity and equity across all aspects of the employee lifecycle and journey.

Over the last nine months, the DEI Committee has drafted a DEI Charter which establishes a mission, vision and objectives for achieving a sustainable path to increased diversity throughout all levels of the organization, and looks to promote equity and inclusivity as a method to achieve company goals. We are expanding representation to include members of the DEI Committee within existing company committees, including the Corporate Compliance Committee. More recently, the DEI Committee collaborated on elements of the annual employee antidiscrimination training and is collaborating with the COVID Vaccine for Residents, Patients and Staff Workgroup on solutions for vaccine hesitancy. Additional efforts will include establishing key performance indicators that will include a renewed focus on inclusivity and equity across all aspects of the employee lifecycle, in providing quality care to our patients and residents, and in establishing and maintaining relationships with our external business partners.

To support the workforce at large and in response to the pandemic, we activated an organizational well-being function to address the emotional well-being of our employees. While the organization affords employees with an Employee Assistance Program (EAP) through a vendor partner, we believed an equally robust internal solution was necessary to combat the impact of occupational stress.

In late 2019 and into 2020, the organization renewed its commitment to ensuring leaders at all levels of the organization were performing at their highest capacity. We know that competent and confident leaders are essential to operate the centers that serve our clients. The organization ushered in a new talent management process with both evaluative and development components. This system also created the foundation for a more intentional succession planning process, a bolstered workforce planning framework, a new leader competency/capability model and a refreshed development program to enhance both operational and leadership skills.

As of December 31, 2020, we had a workforce of approximately 44,000 employees, including 4,000 employees subject to collective bargaining agreements with unions. Our workforce declined by approximately 11,000 employees during the year ended December 31, 2020, primarily due to the divestiture or transition of facilities to joint ventures and other third parties. Our most significant operating cost is labor, which accounted for approximately 64% of our operating expenses for the year ended December 31, 2020.

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

We believe that attracting people to our mission, preparing them with education and tools to be successful and providing them with various types of opportunity for growth will be the enduring keys to our success.

Customers

With the exception of our rehabilitation therapy services segment, no individual customer or client accounts for a significant portion of our revenue. We do not expect that the loss of a single customer or client within our inpatient services segment would have a material adverse effect on our business, financial condition or results of operations. Within the rehabilitation services business, there are approximately 150 distinct customers, many of which are chain operators with more than one location. One customer, which is a related party of ours, comprises $30.5 million, approximately 44%, of the gross outstanding contract receivables in the rehabilitation services business at December 31, 2020. See Note 16 – “Related Party Transactions.”

Business Strategy

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

Improving overall capital structure and focusing on real estate ownership and strategic partnerships. In early 2018, we executed a number of restructuring activities to provide increased liquidity and reduce annual cash fixed charges. These activities included closing on a new asset based lending facility, expansion of an existing term loan agreement, and the restructuring of several significant master leases, which resulted in more favorable terms. We currently lease the majority of the facilities used in our operations, many of which are subject to annual rent escalation clauses. We are continually focused on reducing the impact of rising rents through the restructuring of existing lease arrangements, the acquisition of real estate, and the execution of other strategic partnerships. Further, we seek to own facilities or acquire fixed price options to purchase them, thus allowing us to participate in the upside appreciation of the facilities and the opportunity to lower our future costs by replacing rent subject to escalators with debt financing. Since January 1, 2019, we entered into three strategic partnerships that provide us with fixed price options to purchase the underlying real property of an aggregate of 43 facilities. Beginning in January 2020, we entered into an additional strategic partnership under which we transferred operational responsibility for 26 facilities to an operator with local market expertise and relationships. Under the terms of the arrangement, we will continue to provide administrative support to the facilities and also provide certain ancillary services.

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

Strong Geographic Density in Regional Markets. We have developed geographic density in markets with 74% of our total licensed skilled nursing beds located in eight states: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New Mexico, Pennsylvania and West Virginia. Within these and other states, we seek to cluster our facilities to create a dense, localized footprint. By clustering our facilities, we are able to provide a larger and more diverse number of clinical services within a regional market. As a result, we are often the leading skilled nursing facility operator in many of the regional markets in which we operate, based on number of beds. Strategically clustered facilities in single or contiguous markets also allow us to achieve lower operating costs through greater purchasing power and operating efficiencies, facilitate the development of strong relations with state and local regulators and provide us with the ability to coordinate sales and marketing strategies. Our strong reputation and operating performance in regional markets also allows us to develop relationships with key referral sources, including hospitals and other managed care payors.

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

Leading Post-Acute Provider Well Positioned for Increased Demand for Post-Acute Care. The number of people in the U.S. aged 75 and above is projected to increase, and we believe overall demand for the services we provide will increase accordingly.  While the COVID-19 pandemic has had a significant, negative impact on our current census levels, we believe that as one of the largest operators of skilled nursing facilities and post-acute rehabilitation therapy services in the U.S., we are well positioned to benefit from these trends by delivering cost effective, high quality services.

Competition

Our skilled nursing facilities compete primarily on a local and regional basis with other skilled nursing facilities and with assisted/senior living facilities, from national and regional chains to smaller providers owning as few as a single facility. Competitors include other for-profit providers as well as non-profits, religiously-affiliated facilities, and government-owned facilities. We also compete under certain circumstances with inpatient rehabilitation facilities (IRF) and long-term acute care (LTAC) hospitals. Increasingly, we are competing with home health and community based providers who have developed programs designed to provide services to seniors outside an institutional setting, extending the time period before they need the higher level of care provided in a skilled nursing facility. In addition, some competitors are implementing vertical alignment strategies, such as hospitals who provide long-term care services. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our caregivers, our local service offerings and treatment programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. COVID-19 has had a significant adverse effect on our ability to compete as the industry has experienced a movement to more home health care from skilled nursing facilities to avoid exposure to the virus.

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

Industry Trends

We believe the following post-acute care industry trends are likely to impact our business as the impact of COVID-19 subsides:

Increased Demand Due to Favorable Demographics. The majority are our services are provided to individuals aged 75 and older and that population is expected to increase. We expect that as the number of individuals aged 75 and older continues to increase, we will experience an increase in demand for our services.

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

●	Medicare Part A provides for inpatient services including hospital care, skilled nursing care, hospice and home healthcare, and end-stage renal disease.
●	Medicare Part B provides for outpatient services including physician services, diagnostic services, durable medical equipment, skilled therapy services and medical supplies.
●	Medicare Part C is a managed care option (Medicare Advantage) for beneficiaries who are entitled to Part A and enrolled in Part B and are administered by commercial health insurers that contract with Medicare or Medicaid.
●	Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dual eligible patients.

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

Patient-Driven Payment Model (PDPM)

Effective October 1, 2019, a new case-mix classification system called PDPM replaced the existing case-mix classification system, RUG-IV. PDPM is designed to increase focus on the clinical needs of the patient, as opposed to the volume of services provided, thereby improving payment accuracy and encouraging a more patient-driven care model. Under PDPM, there are only two required minimum data set (MDS) assessments, the admission assessment and discharge assessment, with one optional MDS assessment, the interim payment assessment.

PDPM utilizes a combination of six components to determine the amount of the per diem payment. Five of the components are case-mix adjusted, meaning they are intended to cover the utilization of skilled nursing facility resources that vary according to patient characteristics. These components are as follows: PT, OT, SLP, non-therapy ancillary (NTA) services, and nursing. The sixth component is non-case-mix adjusted, meaning it is intended to cover those skilled nursing facility resources that do not vary by patient. The PT, OT, and NTA components are also subject to a variable adjustment factor that serves to adjust the per diem payment over the course of the patient’s stay. The PT and OT components have a variable per diem adjustment beginning on the 21st day of the Medicare stay and further adjusted every seven days thereafter. The NTA component has a variable per diem adjustment beginning on the 4th day of the Medicare stay. PDPM utilizes patient specific, data-driven characteristics to classify patients into payment groups within each of the six components, which are used as the basis for the payment amount.

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

Medicare Part B Rehabilitation Requirements

We provide certain services under the Medicare Part B program, for which we are paid according to a fee schedule. Historically, such payments were limited by “therapy caps.” However, the Bipartisan Budget Act of 2018 permanently repealed all therapy caps while retaining and adding certain measures to ensure the appropriateness of therapy services. For instance, while there is no limit to the amount of medically necessary services a Medicare Part B beneficiary may receive, claims submitted in excess of certain thresholds must include a modifier as a confirmation that the services are medically necessary and are justified by appropriate documentation in the medical record. The modifier thresholds, which are defined separately for combined SLP and PT services and OT services, are $2,110 in 2021, $2,080 in 2020, and $2,040 in 2019. Additionally, claims submitted in excess of $3,000 for combined SLP and PT services and $3,000 for OT services are subject to a targeted medical review.

In November 2019, CMS issued the 2020 Medicare Physician Fee Schedule Final Rule that required the use of therapy assistant claim modifiers beginning in fiscal year 2020. Separately, the Balanced Budget Act of 2018 requires that beginning in fiscal year 2022, a 15% payment reduction must be applied when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. The final rule clarified the meaning of “in whole or in part” to mean when 10% or more of the services are provided by a PTA or OTA. Under the 2020 Physician Fee Schedule, there were no decreases in PT and OT code payments in 2020.

In December 2020, CMS issued the 2021 Medicare Physician Fee Schedule Final Rule that updated payment rates and policies related to Medicare Part B services for fiscal year 2021. The changes effectively reduced payment rates for Medicare Part B therapy services by up to 9% across our industry. On December 27, 2020, in response to the ongoing COVID-19 pandemic, the Consolidated Appropriations Act of 2021 was signed into law and provided partial offsets to the rate reductions. For instance, the law provided rate relief of approximately 3.75% for fiscal year 2021 and suspended the 2.0% sequestration cuts through March 31, 2021. Additionally, the law delayed the implementation of a medical complexity add-on billing code for evaluation and management services by physicians through fiscal year 2023, which is expected to offset approximately one-third of the rate reductions over that period. We continue to evaluate options to mitigate the impact of the Medicare Part B rate reductions.

In May 2020, pursuant to its authority under COVID-19 emergency waivers, CMS approved the use of telehealth services for certain PT, OT, and SLP therapy services provided to Medicare Part B beneficiaries within a skilled nursing setting through the end of the public health emergency. CMS has permitted facilities to bill an originating site fee for telehealth services provided to Medicare Part B beneficiaries of the facility when the services are provided by a physician from a remote location through the end of the public health emergency.

The 2021 Medicare Physician Fee Schedule Final Rule also expanded coverage of certain telehealth therapy services, including increasing the frequency at which such services may be provided, through the end of the calendar year in which the COVID-19 public health emergency ends.

In December 2020, CMS updated the list of codes that describe Medicare Part B outpatient therapy services for fiscal year 2021. As part of this update, several new and existing codes that were introduced during the COVID-19 pandemic, including codes for certain telehealth services, were made permanent.

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

In March 2020, CMS granted providers temporary relief of SNF QRP reporting requirements in response to the COVID-19 pandemic. The reporting requirements were made optional for the period from October 1, 2019 through December 31, 2019 and waived entirely for the period from January 1, 2020 through June 30, 2020. Effective July 1, 2020, the reporting requirements resumed for providers.

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

Sequestration of Medicare Rates

Medicare FFS payments are subject to mandatory reductions in federal spending of up to 2.0% per fiscal year, known as sequestration. In response to COVID-19, the CARES Act, as amended by the Consolidated Appropriations Act of 2021, temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements from May 1, 2020 through March 31, 2021. In exchange for this temporary suspension, the sequestration policy has been extended through 2030.

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

Our operating environment has been further influenced by specific provisions in other legislation, such as:

●	Provisions of PAMA mandated implementation of skilled nursing facilities value-based incentives based on hospital readmission performance; provisions including a 2% payment withholding and redistribution based on performance incentive provisions.
●	Provisions of the IMPACT Act established standardized patient assessment and quality performance measures for post-acute providers; provisions which are being implemented through specific regulations and instructions. This legislation mandated studies examining the feasibility of a unified post-acute care payment methodology.
●	Provisions of the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) revised the payment methodology for physician and non-physician professional services stimulating the development of alternative payment models.
●	Provisions of the Bipartisan Budget Act of 2015 that required government agencies to update and annually index civil monetary penalties (CMPs). This provision has been implemented by rule making.
●	Provisions of the Notice of Observation Treatment and Implications for Care Eligibility Act implemented in 2016 requiring hospitals to inform Medicare beneficiaries whether services would qualify for the three-day inpatient requirement.
●	Provisions of the Bipartisan Budget Act of 2018, which, among other provisions, repeals effective January 1, 2018 the Medicare Part B Therapy Caps for PT/SLP and OT services. As signed into law, this legislation has provisions restricting the Medicare skilled nursing facilities PPS market basket index for fiscal year 2019 to 2.4%, limits the physician/non-physician fee schedules update for the coming year, and alters payment beginning in 2022 for services provided by therapy assistants.

The policies implemented by the former United States Presidential administration resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid, and government policy. Further, the 2020 United States Presidential and Congressional elections may significantly affect the existing regulatory framework and impact our business. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Medicaid Fiscal Accountability Regulation (MFAR)

In November 2019, CMS issued a proposed rule, the Medicaid Fiscal Accountability Regulation (MFAR), regarding the use of Medicaid supplemental payment programs and financing arrangements. In September 2020, CMS announced that it was withdrawing MFAR from its regulatory agenda. In January 2021, CMS formally withdrew MFAR from its regulatory agenda.

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

Effective January 1, 2016, LTC ACO, LLC (formerly known as Genesis Healthcare ACO, LLC) began participating in MSSP through our physician services division. Successful participation requires us to carefully document delivery, meet specific performance criteria and meet specific savings targets. Our physician services providers make more than half a million visits annually to both short- and long-stay patients, helping them improve overall healthcare quality and reduce unnecessary hospital readmissions. As of December 2020, LTC ACO had contracted with more than 200 unaffiliated long-term care facilities and in excess of 300 unaffiliated primary care providers. LTC ACO continues to execute against its plan to expand its resident attribution, not only inside Genesis but also more broadly throughout the skilled nursing industry.

Effective July 1, 2019, we entered into a new MSSP agreement with CMS, which is scheduled to remain in effect through December 31, 2024. Under this agreement, we can share in up to 75% of the savings with CMS, but we are also at risk for 40% of any costs in excess of CMS-defined targets, which is further capped at 15% of our annualized benchmark costs under management. For the first half of 2019, we operated under our initial MSSP agreement, which allowed us to share in up to 50% of the savings with CMS, while assuming no downside risk. With five years of participation under MSSP, we have gained valuable experience driving better outcomes and improved quality, managing episodic cost and developing in-house capabilities to predict program performance.

2020 Performance Year

Based upon the data available to us with respect to the 2020 performance year, which covered the period from January 1, 2020 through December 31, 2020, we have not recognized any cumulative MSSP income.  The final reconciliation and settlement of the 2020 performance year is expected to be received from CMS in the third quarter of 2021.  We will continue to closely monitor and evaluate our estimated performance under the 2020 performance year and will adjust our MSSP income accordingly.

2019 Performance Year

During the 2019 performance year, which covered the period from January 1, 2019 through December 31, 2019, we managed approximately 5,800 Medicare fee-for-service beneficiaries under the MSSP with annualized Medicare spend of more than $160.0 million. In August 2020, CMS notified Genesis that it reached the minimum savings rate set by CMS required for MSSP gain share for the 2019 performance year. In October 2020, we received our final reconciliation and settlement of the 2019 performance year, which yielded MSSP shared savings of approximately $18.8 million and income of approximately $17.0 million net of participating provider distributions.

2018 Performance Year

During the 2018 performance year, which covered the period from January 1, 2018 through December 31, 2018, we managed, under an upside-only risk track, approximately 6,000 Medicare FFS beneficiaries under MSSP with annualized Medicare spend of more than $155.0 million.  In August 2019, we were informed by CMS that we reached the minimum savings rate set by CMS required for MSSP gain share for 2018.  As a result, in the third quarter of 2019, we recognized MSSP income of approximately $1.7 million, net of expenses and provider distributions.

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

As a result of the COVID-19 pandemic, CMS temporarily waived certain reporting timeframes and suspended certain inspections that impacted the underlying data used for calculating star-ratings. This resulted in CMS freezing affected quality measures by only using data collected for periods not impacted by the COVID-19 waivers. The star-rating calculations resumed on January 27, 2021.

The table below summarizes the Star Ratings of our qualified skilled nursing facilities:

	Year ended December 31,
	2020	2019
Number of skilled nursing facilities	289	355
Number of 3, 4 and 5-Star skilled nursing facilities	171	193
Percentage of 3, 4 and 5-Star skilled nursing facilities	59%	54%

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

Changes finalized in this rule include:

●	Strengthening the rights of long-term care facility residents.
●	Ensuring that long-term care facility staff members are properly trained on caring for residents with dementia and in preventing elder abuse.
●	Ensuring that long-term care facilities take into consideration the health of residents when making decisions on the kinds and levels of staffing a facility needs to properly take care of its residents.

●	Ensuring that staff members have the right skill sets and competencies to provide person-centered care to residents. The care plans developed for residents will take into consideration their goals of care and preferences.
●	Improving care planning, including discharge planning for all residents with involvement of the facility’s interdisciplinary team and consideration of the caregiver’s capacity, giving residents information they need for follow-up after discharge, and ensuring that instructions are transmitted to any receiving facilities or services.
●	Updating the long-term care facility’s infection prevention and control program, including requiring an infection prevention and control officer and an antibiotic stewardship program that includes antibiotic use protocols and a system to monitor antibiotic use.

The new requirements were implemented in three phases. The regulations included in the first phase were effective November 28, 2016; the regulations included in the second phase were effective November 28, 2017; the regulations included in third phase were effective November 28, 2019. The total costs associated with implementing the new regulations have been absorbed into our general operating costs. Failure to comply with the new regulations could result in exclusion from the Medicare and Medicaid programs and have an adverse impact on our business, financial condition or results of operations. We have timely implemented the changes required under the three phases, in all material respects. In July 2019, CMS proposed revisions to the requirements of participation, which if finalized, would result in the removal or simplification of certain requirements that could potentially impede or divert resources away from the provision of high-quality resident care, thus increasing facilities’ ability to devote their resources to improving resident care.

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

●	Expanded CMPs and Escrow Provisions. PPACA includes expanded CMP and related provisions applicable to all Medicare and Medicaid providers. CMS rules adopted to implement applicable provisions of PPACA also provide that assessed CMPs may be collected and placed in whole or in part into an escrow account pending final disposition of the applicable administrative and judicial appeals processes. To the extent our businesses are assessed large CMPs that are collected and placed into an escrow account pending lengthy appeals, such actions could adversely affect our liquidity and results of operations.
●	Nursing Home Transparency Requirements. In addition to expanded CMP provisions, PPACA imposes new transparency requirements for Medicare-participating nursing facilities. In addition to previously required disclosures regarding a facility's owners, management and secured creditors, PPACA expanded the required disclosures to include information regarding the facility's organizational structure, additional information on officers, directors, trustees and "managing employees" of the facility (including their names, titles, and start dates of services), and information regarding certain parties affiliated with the facility. The transparency provisions could result in the potential for greater government scrutiny and oversight of the ownership and investment structure for skilled nursing facilities, as well as more extensive disclosure of entities and individuals that comprise part of skilled nursing facilities' ownership and management structure.
●	Suspension of Payments During Pending Fraud Investigations. PPACA provides the federal government with expanded authority to suspend Medicare and Medicaid payments if a provider is investigated for allegations or issues of fraud. This suspension authority creates a new mechanism for the federal government to suspend both Medicare and Medicaid payments for allegations of fraud, independent of whether a state exercises its authority to suspend Medicaid payments pending a fraud investigation. To the extent the suspension of payments provision is applied to one of our businesses for allegations of fraud, such a suspension could adversely affect our liquidity and results of operations.
●	Overpayment Reporting and Repayment; Expanded False Claims Act Liability. PPACA enacted several important changes that expand potential liability under the federal FCA. Overpayments related to services provided to both Medicare and Medicaid beneficiaries must be reported and returned to the applicable payor within specified deadlines, or else they are considered obligations of the provider for purposes of the federal FCA. This new provision substantially tightens the repayment and reporting requirements generally associated with operations of healthcare providers to avoid FCA exposure.
●	Home- and Community-Based Services. PPACA provides that states can provide home- and community-based attendant services and supports through the Community First Choice State plan option. States choosing to provide home- and community-based services under this option must make such services available to assist with activities of daily living and health related tasks under a plan of care agreed upon by the individual and his/her representative. PPACA also includes additional measures related to the expansion of home- and community-based services and authorizes states to expand coverage of home- and community-based services to individuals who would not otherwise be eligible for them. The expansion of home- and community-based services could reduce the demand for the facility-based services that we provide.

●	Health Care-Acquired Conditions. PPACA provides that the Secretary of HHS must prohibit payments to states for any amounts expended for providing medical assistance for certain medical conditions acquired during the patient's receipt of healthcare services. The CMS regulation implementing this provision of PPACA prohibits states from making payments to providers under the Medicaid program for conditions that are deemed to be reasonably preventable. It uses Medicare's list of preventable conditions in inpatient hospital settings as the base (adjusted for the differences in the Medicare and Medicaid populations) and provides states the flexibility to identify additional preventable conditions and settings for which Medicaid payment will be denied.

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

Risk Factors Summary

Risks Related to Reimbursement and Regulation of our Business

●	reductions and/or delays in Medicare or Medicaid reimbursement rates, or changes in the rules governing the Medicare or Medicaid programs could have a material adverse effect on our revenues, financial condition and results of operations;
●	reforms to the U.S. healthcare system that have imposed new requirements on us and uncertainties regarding potential material changes to such reforms;
●	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
●	recently enacted changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals;
●	we are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance;
●	our physician services operations are subject to corporate practice of medicine laws and regulations. Our failure to comply with these laws and regulations could have a material adverse effect on our business and operations;
●	we face inspections, reviews, audits and investigations under federal and state government programs, such as the Department of Justice. These investigations and audits could result in adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition, and reputation;

Risks Relating to Our Operations

●	the extent to which the COVID-19 pandemic continues to materially and adversely affect our patients, staff, operations, financial condition, results of operations, compliance with financial covenants and liquidity will depend on future developments, including the measures taken by public and private entities in response to the pandemic, which are highly uncertain and cannot be predicted;
●	litigation or investigations regarding COVID-19 could materially and adversely affect our financial condition, results of operations, compliance with financial covenants and liquidity;
●	our success being dependent upon retaining key executives and personnel;
●	it can be difficult to attract and retain qualified nurses, therapists, healthcare professionals and other key personnel, which, along with a growing number of minimum wage and compensation related regulations, can increase our costs related to these employees;
●	significant legal actions, which are commonplace in our industry, could subject us to increased operating costs, which could materially and adversely affect our results of operations, liquidity, financial condition, and reputation;
●	insurance coverages, including professional liability coverage, may become increasingly expensive and difficult to obtain for health care companies, and our self-insurance may expose us to significant losses;
●	failure to maintain effective internal control over financial reporting could have an adverse effect on our ability to report on our financial results on a timely and accurate basis;
●	we may be unable to reduce costs to offset decreases in our patient census levels or other expenses timely and completely;
●	completed and future acquisitions may consume significant resources, may be unsuccessful and could expose us to unforeseen liabilities and integration risks;
●	we lease a significant number of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions, special charges and leases that are not economically efficient in the current business environment;
●	our substantial indebtedness, scheduled maturities and disruptions in the financial markets could affect our ability to obtain financing or to extend or refinance debt as it matures, which could negatively impact our results of operations, liquidity, financial condition and the market price of our common stock;
●	exposure to the credit and non-payment risk of our contracted customer relationships, including as a result from bankruptcy, receivership, liquidation, reorganization or insolvency, especially during times of systemic industry pressures, economic conditions, regulatory uncertainty and tight credit markets, which could result in material losses;

Risks Related to Ownership of Our Class A Common Stock

●	the liquidity of our shares of common stock will be adversely affected by our delisting from the New York Stock Exchange (NYSE) and the plan to deregister, and our ability to raise capital could be significantly impaired;
●	some of our directors are significant stockholders or representatives of significant stockholders, which may present issues regarding diversion of corporate opportunities and other potential conflicts.

Risks Related to Reimbursement and Regulation of our Business

Reductions in Medicare reimbursement rates, or changes in the rules governing the Medicare program could have a material adverse effect on our revenues, financial condition and results of operations.

We receive a significant portion of our revenue from Medicare, which accounted for 21% of our consolidated revenue during 2020 and 20% in 2019. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of our rehabilitation therapy services customers, are themselves reimbursed by Medicare for the services we provide. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, our business and results of operations will be adversely affected.

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

A significant portion of reimbursement for long-term care services comes from Medicaid, a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is our largest source of revenue, accounting for 59% of our consolidated revenue during 2020 and 58% in 2019. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.

Effective October 1, 2019, a new case-mix classification system called PDPM replaced the existing case-mix classification system, RUG-IV. PDPM will focus more on the clinical condition of the patient and less on the volume of services provided. The following represent examples of potential risks associated with PDPM:

●	Future reimbursement levels. The final rule indicates that payments under PDPM will be budget neutral. CMS has made assumptions in the final rule as to the comparison of payments under RUG-IV to PDPM in fiscal year 2020. This estimate determined that a parity adjustment would be required to increase PDPM payments to bring them equal to what they would have been under RUG-IV payments. This increase, for fiscal year 2020, would achieve budget neutrality. However, the risk to providers is that going forward from fiscal year 2020 a lower parity adjustment could be applied to recapture any exceptional overpayments to providers caused by overestimating the parity adjustment. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

●	Medicare Managed Care Programs and Rates. The introduction of PDPM in October of 2019 was anticipated to create reimbursement challenges due to many insurance plans reliance on RUG-IV. Most managed care plans that had reimbursed the skilled nursing industry through the RUG-IV methodology, converted to PDPM. Plans that converted to PDPM did not result in any negative reimbursement impact to us. A number of managed care plans elected to not convert to PDPM. Instead, these managed care plans changed their reimbursement methodology into a levels of care per diem rate. The adoption of this methodology resulted in reimbursement below the prior RUG-IV levels of reimbursement.

●	Impact on Medicaid Reimbursement. Certain state Medicaid programs currently use patient data collected from the MDS to support RUG-based reimbursement models. CMS has delayed changes to the MDS that would impact the availability of data elements needed to support some RUG-based reimbursement models. As a result of this delay PDPM has had minimal impact to state reimbursement models. Currently all MDS reimbursement items needed to maintain an existing state reimbursement model are available on the Omnibus Budget Reconciliation Act (OBRA) MDS.

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

PPACA gave authority to HHS to establish, test and evaluate alternative payment methodologies for Medicare services. Various payment and services models have been developed by the Centers for Medicare and Medicaid Innovations. Current models provide incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.

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

In addition, PPACA required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities, including measures and performance standards regarding preventable hospital readmissions. Beginning October 1, 2018, HHS began withholding 2% of Medicare payments from all skilled nursing facilities and distributing this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals. In addition to the requirements that are being implemented, legislation is pending in Congress to broaden the value-based purchasing requirements featuring a payment withholding designed to fund the program across all post-acute services. We are unable to determine the degree to which our participation in “pay for value” programs with other providers of service will affect our financial results versus traditional business models for the long-term care industry.

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

It is difficult to predict the full effect that all healthcare reforms will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these laws may reduce reimbursement and adversely affect our business.

PPACA and the implementation of provisions not yet effective could impact our business.

PPACA has resulted in and could continue to result in sweeping changes to the existing U.S. system for the delivery and financing of healthcare. As an employer, we must abide by the numerous reporting requirements imposed by the law and regulations implementing PPACA. These provisions could impact our compensation costs and force changes in how the company supports health benefits for its employees. The details for implementation of many of the requirements under PPACA will depend on the promulgation of regulations by a number of federal government agencies, including HHS. It is impossible to predict the outcome of these changes, what many of the final requirements of PPACA will be, and the net effect of those requirements on us. As such, we cannot fully predict the impact of PPACA on our business, operations or financial performance.

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

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services, other failures to document the satisfaction of the necessary requirements for payment, or in some cases providing services that are deemed to be worthless. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other requirements for payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties, including pursuant to the FCA and the Federal Civil Monetary Penalties Law (FCMPL). Violations of the FCA could lead to any combination of a variety of criminal, civil and administrative fines and penalties. CMPs under the FCA range from approximately $11,700 to $23,600 and are adjusted annually for inflation. Treble damages can be assessed on each claim that was submitted to the government for payment. We and/or certain of our operating companies could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our business, financial condition or results of operations.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. For example, the OIG conducts a variety of routine, regular and special investigations, audits and reviews across our industry. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our business, financial condition or results of operations. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues. For example, as discussed in Note 21 – “Commitments and Contingencies - Legal Proceedings – Settlement Agreement,” in the notes to the consolidated financial statements included elsewhere in this report, in June 2017, we and the U.S. Department of Justice (the DOJ) entered into a settlement agreement regarding four matters arising out of the activities of Skilled or Sun Healthcare Group, Inc. prior to their operations becoming part of our operations (collectively, the Successor Matters). We have agreed to the settlement in order to resolve the allegations underlying the Successor Matters and to avoid the uncertainty and expense of litigation. The settlement agreement calls for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program. We will continue to remit the remaining Settlement Amount balance of $22.6 million as of December 31, 2020 through 2023.

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

The DOJ may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. CMPs under the FCA range from approximately $11,700 to $23,600 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

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

Further, the scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial condition, results of operations, compliance with financial covenants and liquidity described in our other risk factors. These and other potential impacts of COVID-19 have materially and adversely affected, and will continue to materially and adversely affect, our business, financial condition, results of operations, compliance with financial covenants and liquidity. We are not able to fully quantify or predict the impact these factors have had, or will have, on our business, financial condition, results of operations, compliance with financial covenants and liquidity, but we expect that the COVID-19 pandemic, including the measures taken in response to the pandemic, will materially affect our current and future financial performance. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations, compliance with financial covenants and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the pace of recovery in occupancy, the future scope and severity of COVID-19 and the actions taken by public and private entities, including the effectiveness of governmental vaccination programs, in response to the pandemic, among others.

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

We have now and will for the foreseeable future continue to have a significant amount of indebtedness and lease obligations. At December 31, 2020, our total indebtedness was $1.5 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, and our total lease obligations are $4.0 billion. Our substantial indebtedness and lease obligations could have important consequences. For example, it could:

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

Our ability to service our financial obligations, in addition to our ability to comply with the financial and restrictive covenants contained in our leases and loans is dependent upon, among other things, our ability to attain a sustainable capital structure.  In recent years, we restructured agreements with certain of our landlord and lenders in an effort to attain a sustainable capital structure.  However, there can be no assurance that the reduction in our annual fixed charges that we have projected in connection with such restructuring will be realized or will be sufficient to sustain us in the event our business suffers from reductions in occupancy and/or inflation in costs continues to outpace the rate of third party reimbursement rate growth.

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

We face risks because of the number of facilities we lease.  As of December 31, 2020, we leased approximately 72% of our centers; 43% were leased pursuant to master lease agreements with four landlords.  The loss or deterioration of a favorable relationship with any of such landlords may adversely affect our business. Subsequent to year end, we executed transactions related to facilities leased from certain of these four landlords. See Note 23 – “Subsequent Events.”

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

At December 31, 2020, we were not in compliance with or had not received waivers with respect to the financial covenants contained in certain of our leases containing cross-default provisions with other material lease agreements and material debt agreements. The lease and debt obligations associated with these agreements have been classified as current liabilities. If future defaults are not cured within applicable cure periods, if any, and if waivers or other forms of relief are not obtained, the defaults can cause acceleration of our financial obligations, which we may not be in a position to satisfy. In the event this occurs and we are unable to satisfy an acceleration of our financial obligations, we may be forced to seek reorganization under the U.S. Bankruptcy Code.

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

Insurance coverages, including professional liability and workers’ compensation coverage, may become increasingly expensive and difficult to obtain for healthcare companies, and our self-insurance may expose us to significant losses.

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

Our employees are our most important asset. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel, especially center executive directors, nurses, therapists, certified nurses' aides and other important healthcare personnel. The risks associated with COVID-19 have significantly increased the difficulty in attracting and retaining personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges.

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

Managed Long Term Services and Supports (MLTSS) programs granted under waivers of the Social Security Act are currently being extended and or modified in some states with approval by CMS. SNF-VBP programs are therefore being submitted by some states which may include changes from Any Willing Provider, a model that permits all licensed providers to serve the Medicaid population, to programs that may exclude nursing home providers that do not score high enough under certain metrics thus causing a narrowing of network participation for some providers. The narrowing of a skilled nursing facility’s participation in MLTSS would cause providers not to be able to accept Medicaid Managed Care enrollees into their facility until the facility meets the metrics standard as set by the state’s Medicaid program.

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

As of December 31, 2020, approximately 4,000 of our 47,000 active employees were represented by unions and covered by collective bargaining agreements. In addition, certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business or future operations. There can be no assurance that we will not experience a material work stoppage in the future.

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

A number of professional liability and employment related claims have been filed or have been threatened to be filed against us and our subsidiaries related to COVID-19. The professional liability claims relate to the death of residents of nursing centers who contracted COVID-19. Such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation. The applicability of such protection has not yet been adjudicated in any pending claim against us. The employment related claims have been filed by our employees or by the Equal Employment Opportunity Commission or state agencies, and these claims primarily relate to allegations of disability or Family and Medical Leave Act discrimination or the inadequacy of the personal protective equipment made available to the employees who work in our nursing centers.

A U.S. House of Representatives subcommittee, the Select Subcommittee on the Coronavirus Crisis, announced an investigation into the ongoing COVID-19 crisis in nursing homes, demanding information from both the federal government and five large operators, including us. In addition, the Attorneys General of several states have initiated inquiries into the nursing facility industry’s and/or our response to the COVID-19 pandemic and have requested information from us. We intend to cooperate fully with these investigations.

While we deny any wrongdoing and will vigorously defend ourselves in these matters, managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

The operation of our business is dependent on effective and secure information systems.

Our business is dependent on the proper functioning, reliability and availability of our business systems and technology. While we believe we have implemented strong security controls and continue to enhance those controls to protect the safety and security of our information systems, and the patient health information, personal information, and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures.

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

We conducted annual internal and third party cybersecurity risk assessments with the goal of identifying areas of exposure, focusing our resources on remediating those risks, and strengthening our overall cybersecurity profile and infrastructure.

Risks Related to Ownership of Our Class A Common Stock

The liquidity of our shares of common stock will likely be adversely affected by our delisting from the NYSE and our ability to raise capital could be significantly impaired.

On March 3, 2021, we announced that we would voluntarily delist our common stock from the NYSE and deregister our common stock under the Securities and Exchange Act of 1934, as amended (the Exchange Act). After our shares have been delisted from the NYSE, we expect that the Company’s Class A common stock may be quoted on the OTCQX Best Market or the Pink Open Market. However, we can provide no assurance that trading in our common stock will continue. Moreover, even if our trading in our common stock continues, our common stock will likely become more illiquid after it is no longer traded on the NYSE, which could negatively impact market prices for our stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be less public information available about our business, operations, financial condition, results of operations or other matters. In addition, the trading of our common stock on the OTCQX Best Market or the Pink Open Market may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

The issuance and subsequent conversion or exercise of debt securities or stock warrants, respectively, into our common stock may dilute the ownership of existing stockholders.

We may, from time to time, issue convertible debt securities or common stock warrants. For example, in connection with a transaction with Welltower we issued a note, which was subsequently converted into our common stock. The conversion, if any, of such convertible debt or exercise of stock warrants may dilute the ownership interest of our existing stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes and stock warrants may encourage short selling by market participants because the conversion of the notes or exercise of stock warrants could depress the market price of our common stock. Issuance of such common stock upon conversion or exercise also may affect our (loss) earnings on a per share basis.

A small group of stockholders owns a large quantity of our common stock, thereby potentially exerting significant influence over the Company.

Ownership of our common stock is concentrated among certain stockholders. Based upon the information currently available to us, the four largest holders of our common stock and rights to acquire common stock, assuming conversion of all rights to acquire common stock, beneficially own shares representing approximately 55% of the Company’s voting power as of March 12, 2021.  This concentration of ownership could influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions.  Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of our other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and lease obligations as well as to fund the operation of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, lease obligations, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, our 341 long-term care facilities consisted of 10 which were owned, 246 which were leased, 12 which were managed and 73 which were joint ventures. As of December 31, 2020, our operated facilities had a total of 40,193 licensed beds.

The following table provides the facility count and licensed beds by state as of December 31, 2020 for all owned, leased, managed or joint venture skilled nursing and assisted/senior living facilities.

	Owned Facilities		Leased Facilities		Managed Facilities		Joint Venture Facilities (1)		Total Facilities
State	Count	Beds	Count	Beds	Count	Beds	Count	Beds	Count	Beds
Alabama	—	—	9	940	—	—	—	—	9	940
Arizona	—	—	5	722	—	—	—	—	5	722
California	1	51	5	650	1	150	18	1,810	25	2,661
Colorado	—	—	10	1,437	—	—	—	—	10	1,437
Connecticut	2	300	12	1,815	—	—	3	480	17	2,595
Delaware	—	—	5	590	—	—	1	110	6	700
Idaho	—	—	1	168	—	—	—	—	1	168
Indiana	—	—	—	—	1	88	—	—	1	88
Kentucky	—	—	18	1,580	—	—	—	—	18	1,580
Maine	—	—	11	953	—	—	—	—	11	953
Maryland	—	—	18	2,318	—	—	7	992	25	3,310
Massachusetts	2	225	11	1,473	4	370	9	1,286	26	3,354
Nevada	1	100	—	—	—	—	1	190	2	290
New Hampshire	1	108	25	2,636	—	—	2	160	28	2,904
New Jersey	—	—	25	3,538	1	154	4	565	30	4,257
New Mexico	2	208	23	2,588	—	—	—	—	25	2,796
North Carolina	—	—	7	837	—	—	—	—	7	837
Pennsylvania	—	—	22	2,575	5	727	11	1,584	38	4,886
Rhode Island	—	—	7	905	—	—	—	—	7	905
Tennessee	—	—	2	259	—	—	—	—	2	259
Vermont	1	103	3	309	—	—	—	—	4	412
Virginia	—	—	2	208	—	—	—	—	2	208
Washington	—	—	3	285	—	—	5	554	8	839
West Virginia	—	—	22	2,018	—	—	12	1,074	34	3,092
Total	10	1,095	246	28,804	12	1,489	73	8,805	341	40,193

Skilled nursing	9	1,044	227	27,282	12	1,489	71	8,674	319	38,489

Assisted/Senior living	1	51	19	1,522	—	—	2	131	22	1,704

(1)	Our 73 joint venture facilities include 47 skilled nursing facilities and one assisted/senior living facility that are consolidated in our financial statements and 24 skilled nursing facilities and one assisted/senior living facility which are not consolidated. In the years ended December 31, 2019 and 2020, we entered into four strategic partnerships, three of which include fixed-price purchase options to acquire the real property of 43 skilled nursing facilities, in which we operate, beginning in 2023. See Note 4 – “Significant Transactions and Events – Strategic Partnerships.” The remaining 30 joint venture facilities are subject to management agreements.

The following table provides the leased and joint venture facility count and licensed beds by state as of December 31, 2020, for our five master lease agreements in which we have a fixed-price purchase option.

	Leased Facilities		Joint Venture Facilities		Total Fixed Price Purchase Option Facilities
State	Count	Beds	Count	Beds	Count	Beds
Connecticut	—	—	3	480	3	480
Delaware	—	—	1	110	1	110
Maine	11	850	—	—	11	850
Maryland	—	—	3	320	3	320
Massachusetts	—	—	8	1,062	8	1,062
New Hampshire	4	334	1	70	5	404
New Jersey	—	—	4	565	4	565
Pennsylvania	—	—	11	1,546	11	1,546
West Virginia	—	—	12	1,074	12	1,074
Total	15	1,184	43	5,227	58	6,411

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

Holders

On March 12, 2021, there were 60 holders of record of our Class A common stock, 10 holders of record of our Class B common stock, and 60 holders of record of our Class C common stock.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have made and will continue to make distributions on the behalf of FC-GEN members to satisfy tax obligations. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and to fund the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We primarily issue restricted stock units under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors, and align stockholder and employee interests.

The Company maintains two stock-based employee compensation plans: the 2020 Omnibus Equity Incentive Plan (the 2020 Plan) and the Amended and Restated 2015 Omnibus Equity Incentive Plan (the Prior Plan). During the second quarter of 2020, the Company’s shareholders approved the 2020 Plan. As of the effective date of the 2020 Plan, no further grants may be made under the Prior Plan. Any shares that were available for issuance under the Prior Plan and that were not subject to outstanding awards under the Prior Plan became available for issuance (in addition to the newly authorized shares) under the 2020 Plan. The 2020 Plan provides for the grant of incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares, and other stock-based awards. Generally, restricted stock unit grants to employees vest over three to four years, certain of which are subject to performance based criteria that must be met in order for the awards to vest. The Board of Directors may terminate the 2020 Plan at any time. Only shares of our Class A common stock can be issued or transferred pursuant to awards under the 2020 Plan.

Additional information regarding our stock plan activity for fiscal years 2020 and 2019 is provided in the notes to our consolidated financial statements in this annual report. See Note 14 - “Stock-Based Compensation."

The equity compensation plan information set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report contains information concerning securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

This item is not applicable to smaller reporting companies.

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

Business Overview

Genesis is a healthcare services holding company that through its subsidiaries owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business. We have an administrative service company that provides a full complement of administrative and consultative services that allows our affiliated operators and third-party operators with whom we contract to better focus on delivery of healthcare services. We provide inpatient services through 341 skilled nursing, assisted/senior living and behavioral health centers located in 24 states. Revenues of our owned, leased and otherwise consolidated centers constitute approximately 86% of our revenues.

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

In response to COVID-19, and other conditions that raise substantial doubt about our ability to continue as a going concern, we have taken the following measures:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While we vigorously advocate, for ourselves and the skilled nursing industry, regarding the need for additional government-sponsored funding, we continue to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to seek and implement measures to adapt our operational model to function for the long-term in a COVID-19 environment;
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity;
●	We executed a series of transactions, as described at Note 23 – “Subsequent Events – Restructuring Transactions,” that are expected to improve our liquidity position; and
●	We are exploring and evaluating a number of strategic and other alternatives to manage and to improve our liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

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

Significant Transactions and Events

COVID-19

The Centers for Disease Control and Prevention (CDC) has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19. In addition, our employees are at risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. In an effort to prevent the introduction of COVID-19 into our facilities, and to help control further exposure to infections within communities, we have implemented policies restricting visitors at all of our facilities except for essential healthcare personnel and for families and friends, under certain compassionate care circumstances, such as but not exclusively, end-of-life situations. We also implemented policies for screening employees and anyone permitted to enter the building, implemented in-room only dining, activities programming and therapy. Our policy is to follow government guidance to minimize further exposure, including personal protection protocols, restricting new admissions, and isolating patients. Due to the vulnerable nature of our patients, we expect many of these restrictions will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these restrictions and our other response efforts, the virus has had, and likely will continue to have, introduction to, and transmission within, certain facilities due to the easily transmissible nature of COVID-19.

COVID-19 has materially and adversely affected our operations and supply chains, resulting in a reduction in our operating occupancy and related revenues, and an increase in our expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures serve to outline the estimated impact of COVID-19 on our business through December 31, 2020, as well as further developments through the filing date of this Annual Report on Form 10-K, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

Operations

Our first report of a positive case of COVID-19 in one of our facilities occurred on March 16, 2020. Since that time, 292 of our 341 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 71% of the patient and resident positive COVID-19 cases in our facilities have occurred in the states of Connecticut, Maryland, Massachusetts, Pennsylvania, New Jersey, New Mexico, and West Virginia, which correspond to many of the largest community outbreak areas across the country. Our facilities in these seven states represent 60% of our total operating beds.

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

Net Revenues

Our net revenues for the year ended December 31, 2020 were materially and adversely impacted by a significant decline in occupancy as a result of COVID-19. Our skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 76.6% for the year ended December 31, 2020. However, the revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See “Industry Trends and Recent Regulatory Governmental Actions Affecting Revenue - COVID-19 Regulatory and Reimbursement Relief.”

After considering a commensurate reduction in related and direct operating expenses, we estimate lost revenue caused by COVID-19 reduced earnings by approximately $185.9 million for the year ended December 31, 2020. The ongoing impact of COVID-19 on our occupancy and net revenues will depend on future developments, which are highly uncertain and cannot be predicted, including the pace of recovery in occupancy, the future scope and severity of COVID-19 and the actions taken by public and private entities in response to the pandemic.

Operating Expenses

Our operating expenses for the year ended December 31, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the year ended December 31, 2020, we estimate we incurred approximately $257.9 million of incremental operating expenses in response to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, workers compensation, testing, medical equipment, enhanced cleaning and environmental sanitation costs, the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients. Additionally, the future cost of securing adequate insurance coverages through annual renewals may be significantly higher than existing coverages, and the same level of coverage may no longer be available or affordable. This includes workers compensation and general and professional liability coverages, which are requirements in most states in which we operate.

We are not reasonably able to predict the total amount of costs we will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

COVID-19 Vaccinations Programs

In December 2020, the U.S. Food and Drug Administration approved the use of COVID-19 vaccines, which have begun to be distributed and administered widely throughout the United States, including to our patients, residents, and employees. The CDC has recommended that the initial phase of the vaccine programs prioritize healthcare personnel and residents of long-term care facilities, with states holding the ultimate authority to determine the recipients of the vaccines. As of March 12, 2021, all of our eligible patients, residents and employees have been provided the opportunity to receive a vaccination. Over 80% of patients and residents and over 60% of eligible employees have received both doses of the COVID-19 vaccine. We plan to continue participating in COVID-19 vaccine programs, including the federal Pharmacy Partnership for Long-Term Care Program.

Restructuring Transactions

The Investment Agreement

On March 2, 2021, we entered into an investment agreement (the Investment Agreement) with FC-GEN Operations Investment, LLC (FC-GEN), a subsidiary of ours, and ReGen Healthcare, LLC, (the Investor).

(a) The Notes

In accordance with the terms of the Investment Agreement, on March 2, 2021 (the Initial Closing Date), the Investor purchased for $50.0 million a convertible promissory note of FC-GEN (the Initial Note), which is convertible into 69,500,755 baskets of securities (Conversion Baskets), each comprised of one Class A common unit of FC-GEN (Class A Unit) and one Class C common stock of Genesis (Class C Share), subject to adjustment, which represent 25% of our fully diluted share capital (the Initial Closing). Under the Investment Agreement, the Investor has an option exercisable on or prior to March 31, 2021 to purchase for $25.0 million (the Supplemental Purchase) a second convertible promissory note (the Supplemental Note), which is convertible into 34,594,079 Conversion Baskets which, together with the Conversion Baskets issuable upon conversion of the Initial Note, represent 33.3% of our fully diluted share capital as of the Initial Closing Date, subject to certain adjustments (the Second Closing). The conversion of the Notes are subject to, among other things, receipt of certain regulatory approvals.

The number of Conversion Baskets issuable upon conversion assumes that the Welltower Shares (as defined below) have been issued. If such Welltower Shares have not been issued in part or in full, the Investor would receive a lesser amount of Conversion Baskets upon conversion and be issued the remainder of the Conversion Baskets upon the issuance of the Welltower Shares or the remainder of the Welltower Shares, as applicable.

(b) The ReGen Warrant

Under the Investment Agreement, upon the closing of the Supplemental Purchase, the Investor will receive a warrant (the ReGen Warrant) to purchase baskets of Class A Units and Class C Shares, with each such basket consisting of one Class A Unit and one Class C Share, subject to adjustment pursuant to the terms of the ReGen Warrant (together, the Exercise Basket) at an exercise price equal to $1.00 per Exercise Basket, subject to adjustment pursuant to the terms of the ReGen Warrant. The ReGen Warrant will be exercisable for 55,600,604 Exercise Baskets (subject to certain adjustments) by the Investor during the term commencing on the date of the Second Closing and ending on the third anniversary of the Second Closing.

(c) Governance Matters

In accordance with the terms of the Investment Agreement, the board of directors (the Board) has fixed the size of the Board at seven (7) members. In accordance with the terms of the Investment Agreement, at the Initial Closing, two directors resigned from the Board and the vacancies were filled with two directors selected by the Investor (each, an Investor Director). Any change in the size of the Board from seven (7) must be approved by (i) the Independent Committee at any time prior to the one year anniversary of the Investment Agreement and (ii) the Investor, if the change is made at a time when the Investor is entitled to elect one Investor Director to the Board. Effective March 2, 2021, Robert Fish resigned as Chairman of the Board and David Harrington, an Investor Director, was appointed as Chairman. So long as the Investor is entitled to two seats on the Board, one of the Investor Directors will be the Chairman. Mr. Fish continues to be CEO as well as a director on the Board.

In the event that the Second Closing occurs, we are obligated to cause an additional director who is not an Investor Director (a Non-Investor Director) to resign from the Board and for the vacancy to be filled with an Investor Director. In the event that the Second Closing occurs, the Investor will continue to be entitled to designate three Investor Directors to the Board so long as the Investor and its Affiliates beneficially own in the aggregate at least 75% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing (the 3 Director Beneficial Ownership Requirement). If at any time the 3 Director Beneficial Ownership Requirement is not met, the Investor will be entitled to designate two Investor Directors to the Board, so long as the Investor and its Affiliates beneficially own in the aggregate (i) if the Second Closing occurred, 50% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing or (ii) if the Second Closing did not occur, 75% of the Class A Units and Class C Shares under the Initial Note the Investor acquired beneficial ownership of at the Initial Closing (the 2 Director Beneficial Ownership Requirement) and the Investor will cause one Investor Director then on the Board to resign. If at any time the 2 Director Beneficial Ownership Requirement is not met, the Investor will be entitled to designate one Investor Director to the Board, so long as the Investor and its Affiliates beneficially own in the aggregate (i) if the Second Closing occurred, 25% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing or (ii) if the Second Closing did not occur, 25% of the Class A Units and Class C Shares under the Initial Note the Investor acquired beneficial ownership of at the Initial Closing (the 1 Director Beneficial Ownership Requirement) and the Investor will cause any Investor Director(s) then on the Board in excess of one to resign. If at any time the 1 Director Beneficial Ownership Requirement is not met, the Investor will not be entitled to designate any Investor Directors to the Board and the Investor will cause all Investor Directors then on the Board to resign. Until the one year anniversary of the date of the Investment Agreement, the Investor will cause all Investor Directors to recuse themselves from any meetings of the Board or any committee thereof regarding any related party transaction involving the Investor.

In accordance with the terms of the Investment Agreement, so long as the 1 Director Beneficial Ownership Requirement is satisfied, the Investor has the right to designate an observer to the Board (the Observer), who (i) may attend meetings of the Board but may not vote or otherwise participate in them and (ii) is bound to confidentiality obligations as set forth in the Investment Agreement.

In accordance with the terms of the Investment Agreement, we have formed an independent committee of the Board comprised of up to three (3) directors (the Independent Committee), each of whom must be a Non-Investor Directors and qualify as an independent director under the listing standards of the NYSE except that the CEO as of the Initial Closing Date may serve on the Independent Committee if he is a director. The initial Independent Committee is comprised of James McKeon, James Bloem and Robert Fish. At any time prior to the one year anniversary of the date of the Investment Agreement: (i) the size of the Independent Committee may not be changed, (ii) none of the initial directors on the Independent Committee may be removed therefrom, except and only by the agreement of the two (2) remaining directors on the Independent Committee or by the sole remaining director on the Independent Committee, as the case may be, (iii) a vacancy on the Independent Committee, arising for any reason, may be filled only by the agreement of the two (2) remaining directors on the Independent Committee or by the sole remaining director on the Independent Committee, as the case may be and (iv) in the event of the death, resignation or removal of any Non-Investor Director as a member of the Board, the Independent Committee shall fill such vacancy, except that the Investor shall fill the vacancy resulting from the resignation of a Non-Investor Director in connection with the Second Closing. The Independent Committee has the authority to enforce our rights under the Investment Agreement and will make all determinations therefor regarding the performance and exercise of any rights or obligations of us or our subsidiaries. Further, the Independent Committee has the authority to approve certain related party transactions involving the Investor. The Independent Committee must also approve (i) any amendment to our Bylaws that limits or reduces the authority of the Independent Committee and (ii) any amendment to certain sections of the Investment Agreement that affects the governance of us or the rights of ours or Independent Committee. The Independent Committee will be disbanded at the one year anniversary of the Investment Agreement.

The Investment Agreement further provides that the Investor may not convert Class A Units that would be issued upon conversion of the Initial Note or Supplemental Note or exercise of the ReGen Warrant into shares of Class A common stock of us (the Class A Shares).

The Waiver Agreement

The Investment Agreement requires us to use reasonable best efforts to (i) delist the Class A Shares from the NYSE, (ii) deregister the Class A Shares under the Exchange Act, and (iii) suspend any Exchange Act reporting obligations in respect of the Class A Shares (collectively, the Delisting and Deregistration). In connection with the Delisting and Deregistration, on March 2, 2021, we entered into a Waiver Agreement (the Waiver Agreement) with certain stockholders of us (the Waiving Holders) who are parties to the Registration Rights Agreement, dated as of August 18, 2014, by and among us and the stockholders signatory thereto (the Registration Rights Agreement). Under the Waiver Agreement, the Waiving Holders have agreed to waive the provisions of the Registration Rights Agreement that require that we maintain a shelf registration statement, provide the stockholders party thereto with demand registration rights and file with the Securities and Exchange Commission (the SEC) reports required under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act. In the event that subsequent to the completion of the Delisting and Deregistration, the Class A Shares are both registered under the Exchange Act and listed on a national securities exchange, the Waiver Agreement automatically becomes null and void.

The Transaction Agreement

On March 2, 2021 (the Effective Date), we entered into a Transaction Agreement (together with the exhibits and schedules thereto, the Transaction Agreement) with Welltower, pursuant to which we have agreed to support Welltower in connection with the sale to third party purchasers of Welltower’s interests in certain facilities that our leases from Welltower (the Facilities), terminate the leases on 51 of its facilities leased from Welltower and transition operations to new operators (the New Operators) in return for an $86 million payment; the $86 million will be used to repay our obligations to Welltower which shall occur incrementally over time upon the transition of the Facilities. In connection therewith, we have agreed to transfer management and/or operations of such Facilities to designated replacement operators (the Transitions), subject to the retention of certain liabilities related thereto by us, the assumption of certain liabilities by the New Operators and the delivery of certain indemnities by Welltower relating to the Transitions.

The Transaction Agreement further provides that, upon our satisfying certain conditions, including transition of the Facilities, in consideration for our undertaking the transactions contemplated in the section below entitled “The Welltower Warrant and Shares” (a) an additional approximately $170 million of outstanding unsecured indebtedness owed to Welltower will be written off and (b) our obligations in respect of the yet outstanding secured and unsecured indebtedness will be restructured (the Debt Write-Down).

Concurrently with the Debt Write-Down, we will issue a warrant to Welltower for our purchase of shares in us and Class A Shares, in each case as more particularly described below.

(a) The Welltower Warrant and Shares

Pursuant to the Transaction Agreement, concurrently with the debt restructure, we will (i) issue to a subsidiary of Welltower (TRS Holdco) a warrant (the Welltower Warrant) to purchase 900,000 Class A Shares at an exercise price equal to $1.00 per share, which Welltower Warrant will be exercisable by TRS Holdco during the period commencing on the date which is six months following the issuance date of the Welltower Warrant (the Issuance Date), and ending on the date which is five years following the Issuance Date; and (ii) issue to Welltower Class A Shares (the Welltower Shares) representing 20% of the indirect ownership of FC-GEN, provided that such issuance will be subject to dilution from new capital (including the Initial Note and the Supplemental Note).

(b) The Term Loan Amendments

Pursuant to the Transaction Agreement, we and Welltower have agreed to certain amendments (the Term Loan Amendments) to the Term Loan Agreement, dated as of July 29, 2016 (as may be amended, restated, amended and restated, extended, supplemented or otherwise modified from time to time, including as amended by the Term Loan Amendments, the Term Loan Agreement), among us, FC-GEN Operations Investment, LLC, as the borrower (the Term Borrower), certain other subsidiaries of us party thereto, Markglen, Inc. (the Welltower Lender) and OHI Mezz Lender, LLC and any other lender from time to time party thereto and Welltower, as administrative agent and collateral agent.

Among other things, the Term Loan Agreement (i) provides that all interest payable on the term loans of the Welltower Lender (the Welltower Term Loans) may be paid in-kind at the option of us, (ii) extends the maturity of the term loans to January 1, 2024, (iii) removes the financial covenants (except for the covenant with respect to capital expenditures), (iv) includes additional negative covenants restricting, among other things, asset sales and the issuance of capital stock by certain subsidiaries of us and (v) permits us and our subsidiaries to enter into certain other transactions, including the Transitions and the transactions contemplated by the Transaction Agreement.

The Term Loan Amendments to the Term Loan Agreement are effective as of the Effective Date. However, if we have not completed any Transitions by September 1, 2021, then several of the Term Loan Amendments (including the changes that permit all interest payable on the Welltower Term Loans to be paid in-kind) will no longer be effective. Moreover, if we do not complete Transitions with respect to 85% of the Facilities by September 1, 2021, then a portion of the interest payable with respect to the Welltower Term Loans will require interest to be paid with cash instead of in-kind until the Transitions are completed.

(c) The Asset Based Lending Facility

On the Effective Date, we also entered into an Amendment No. 7 (the ABL Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of March 6, 2018 (as may be amended, restated, amended and restated, extended, supplemented or otherwise modified from time to time, the ABL Credit Agreement), among us, certain subsidiaries of us party thereto as borrowers and/or as guarantors, the lenders party thereto, the letter of credit issuers party thereto and MidCap Funding IV Trust, as administrative agent.

Among other things, the ABL Amendment, permits us and our subsidiaries to enter into certain transactions, including, among other things, the Transitions, the Term Loan Amendments and certain other transactions contemplated by the Transaction Agreement.

Tax Benefit Preservation Plan

On March 11, 2021, we entered into a Tax Benefits Preservation Plan (the Plan) with Equiniti Trust Company as rights agent (the Rights Agent), and our Board of Directors declared a dividend distribution of one right (a Right) for each outstanding share of our common stock, par value $0.001 per share, to stockholders of record at the close of business on March 11, 2021 (the Record Date). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), at a purchase price of $4.50 per Unit, subject to adjustment (the Purchase Price). The Plan is intended to help protect our ability to use our tax net operating losses and certain other tax assets (Tax Benefits) by deterring any person from becoming the beneficial owner of 4.9% or more of the shares of our Common Stock then outstanding.

The Right will be triggered upon the acquisition of 4.9% or more of our outstanding common stock or future acquisitions by any existing holder of 4.9% or more of our outstanding common stock. If a person or group acquires 4.9% or more of our common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.

In connection with the adoption of the Plan, the Board of Directors approved the Certificate of Designation, Preferences, and Rights of Series A Preferred Stock, which designates the rights, preferences and privileges of 4,000,000 shares of a series of our preferred stock, par value $0.001 per share, designated as Series A Junior Participating Preferred Stock.

Strategic Partnerships

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

On February 1, 2021, we sold the real estate and operations of two skilled nursing facilities in California and Nevada to the NewGen Partnership for a price of $19.2 million, which represented the outstanding HUD insured loans as of the closing date. The associated asset and loan balances were presented as held for sale in the consolidated balance sheet at December 31, 2020. The facilities generated annual revenues of $15.7 million and pre-tax income of $1.7 million. We recorded a long-lived asset impairment charge of $0.7 million associated with one of the facilities during the year ended December 31, 2020. We are assessing the full impact these sales will have on our consolidated financial statements.

We do not hold a controlling financial interest in the NewGen Partnership. As such, we have applied the equity method of accounting for our 50% interest in the NewGen Partnership. Our investment in the NewGen Partnership, $25.1 million, is included within other long-term assets in the consolidated balance sheet as of December 31, 2020.

Cascade Partnership

On July 2, 2020, we sold one facility to an affiliate of Cascade Capital Group, LLC (Cascade) for $26.1 million, using proceeds from the sale to retire U.S. Department of Housing and Urban Development (HUD) financed debt of $10.5 million, pay aggregate prepayment penalties and other closing costs of $1.0 million, and partially fund our investment in a partnership with Cascade (the Cascade Partnership). Cascade also acquired eight facilities that we operated under a master lease agreement with Second Spring Healthcare Investments (Second Spring). We continue to operate all nine of these facilities subject to a new master lease agreement with affiliates of the Cascade Partnership. The master lease agreement contains an initial term of 10 years with one five-year renewal option and base rent of $20.7 million with no rent escalators for the first five years and annual rent escalators of 2.5% thereafter. The master lease agreement includes a fixed price option to purchase the nine facilities for $251.6 million that is exercisable from July 2023 through June 2025. We executed a promissory note with the Cascade Partnership for $20.3 million, which was subsequently converted into a 49% membership interest in the Cascade Partnership.

The Cascade Partnership is a VIE of which we are the primary beneficiary. Consequently, we have consolidated all of the accounts of the Cascade Partnership in the accompanying consolidated financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Cascade Partnership acquired its nine skilled nursing facilities from the Company and Second Spring for an aggregate purchase price of $223.6 million. The initial consolidation primarily resulted in property and equipment of $208.6 million, non-recourse debt of $190.3 million, net of debt issuance costs, and noncontrolling interests of $21.2 million.

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

Vantage Point Partnership

On September 12, 2019, Welltower and Second Spring sold the real estate of four and 14 facilities, respectively, to a real estate partnership (Vantage Point Partnership), in which we invested $37.5 million for an approximate 30% membership interest.  The remaining membership interest is held by Vantage Point Capital, LLC (Vantage Point) for an investment of $85.3 million consisting of an equity investment of $8.5 million and a formation loan of $76.8 million. In conjunction with the facility sales, we received aggregate annual rent credits of $30.3 million. We will continue to operate these facilities pursuant to a new master lease with the Vantage Point Partnership.  The term of the master lease is 15 years with two five-year renewal options available. We will pay annual rent of approximately $33.1 million, with no rent escalators for the first four years and an escalator of 2% beginning in the fifth lease year and thereafter. We also obtained a fixed price purchase option to acquire all of the real property of the facilities. The purchase option is exercisable during certain periods in fiscal years 2024 and 2025 for a 10% premium over the original purchase price. Further, Vantage Point holds a put option that would require us to acquire its membership interests in the Vantage Point Partnership. The put option becomes exercisable if we opt not to purchase the facilities or upon the occurrence of certain events of default.

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

On January 10, 2020, Welltower sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership. The sale represents the final component of the transaction. As a result of the January 10, 2020 transaction, we will receive an annual rent credit of $0.7 million under its master lease with Welltower and recorded a gain of $0.2 million as a result of the lease termination. The Vantage Point Partnership acquired this skilled nursing facility for a purchase price of $9.1 million. The consolidation of this additional skilled nursing facility primarily resulted in property and equipment of $9.1 million, non-recourse debt of $7.3 million with the balance of the purchase price settled primarily with proceeds held in escrow from the September 12, 2019 closing. We operate all 19 facilities owned by the Vantage Point Partnership.

Divestiture of Non-Strategic Facilities

2020 Divestitures

In addition to the 24 facilities transitioned into the NewGen Partnership, we divested the operations of 39 owned and leased facilities in 2020.

During the first quarter of 2020, we sold four owned skilled nursing facilities and divested the operations of one leased senior/assisted living facility. Additionally, Omega Healthcare Investors, Inc. (Omega) sold the real estate of one skilled nursing facility located in Massachusetts that we leased under a master lease agreement, but had closed on July 1, 2019. The facilities generated annual revenues of $55.2 million and pre-tax income of $0.5 million. The sales resulted in aggregate proceeds of $82.6 million, of which, $49.6 million was used to repay indebtedness. We recognized an aggregate gain on the sale of the facilities of $27.4 million and a loss on early extinguishment of debt of $3.0 million.

During the second quarter of 2020, we sold three owned skilled nursing facilities and divested the operations of 12 leased skilled nursing facilities. The facilities generated annual revenues of $136.1 million and pre-tax loss of $1.8 million. The sales resulted in aggregate proceeds of $45.8 million, of which, $22.7 million was used to repay indebtedness. We recognized an aggregate gain on the sale of the facilities of $16.1 million and a loss on early extinguishment of debt of $1.4 million.

During the third quarter of 2020, we sold one owned skilled nursing facility and several rehab clinics. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million. The sale resulted in proceeds of $10.5 million, of which, $5.5 million was used to repay indebtedness. We recognized a gain on the sale of the facility and rehab clinics of $5.5 million.

During the fourth quarter of 2020, we sold five owned facilities and divested the operations of 13 leased skilled nursing facilities. The facilities generated annual revenues of $173.9 million and pre-tax loss of $8.8 million. The sales resulted in aggregate proceeds of $40.9 million, of which, $22.4 million was used to repay indebtedness. We recognized an aggregate gain on the sale and divestitures of $10.8 million and a loss on early extinguishment of debt of $2.4 million.

2019 Divestitures

In addition to the nine divestitures noted in the Vantage Point Partnership transaction, we divested the operations of 35 owned and leased facilities in 2019. We also sold the real property of seven previously divested facilities.

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

During the second quarter of 2019, we sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. We incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million. The divestiture resulted in a gain of $25.0 million. We also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million. In addition, we divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, we divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility. Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $3.5 million. In addition, we sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing. The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $0.6 million.

During the fourth quarter of 2019, we sold the real property of seven facilities in Texas for a sales price of $20.1 million. The operations of these facilities were divested in 2018. The net proceeds were used principally to repay the indebtedness of the facilities. We recognized a net gain of $3.3 million associated with the sale of the facilities. We recognized a gain on early extinguishment of debt of $2.6 million associated with the write off of the debt premiums and issuance costs on the underlying HUD loans.

Also during the fourth quarter of 2019, we divested the operations of two leased skilled nursing facilities. The facility generated annual revenues of $28.1 million and pre-tax net loss of $1.7 million. The divestitures resulted in a loss of $1.3 million, which was primarily attributable to exit costs.

Lease Transactions

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges. These amendments and terminations resulted in net gains of $98.6 million and of $95.8 million for the years ended December 31, 2020 and 2019, respectively. These gains are included in other income on the consolidated statements of operations. Below is a summary of the more material lease transactions.

NewGen Partnership

As noted above, we transitioned the operations of 18 leased skilled nursing, behavioral health and assisted living facilities to the NewGen Partnership during the year ended December 31, 2020. In total, the lease transitions resulted in a net reduction to operating lease ROU assets and obligations of $17.0 million and $26.8 million, respectively, and a gain of $19.7 million, which includes proceeds from the sale of leasehold rights.

Welltower

During the year ended December 31, 2020, we amended the Welltower Master Lease several times to reflect the lease termination of one facility and rent credits associated with the sale of previously closed locations. We received annual rent credits of approximately $1.1 million. In total, the amendments resulted in a net reduction to operating lease ROU assets and obligations of $31.4 million and $51.2 million, respectively, and a gain of $19.8 million.

During the year ended December 31, 2019, we amended the Welltower Master Lease several times to reflect the lease termination of 30 facilities, including the 15 facilities sold to and now leased from the Next Partnership. As a result of the lease termination on the 30 facilities, we received annual rent credits of approximately $25.9 million. For those facilities remaining under the Welltower Master Lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold. Lease modification analyses were performed at each amendment date and as of December 31, 2019, all facilities subject to the Welltower Master Lease were classified as operating leases. In total, the amendments resulted in a net reduction to finance lease ROU assets and obligations of $11.7 million and $22.4 million, respectively, a net reduction to operating lease ROU assets and obligations of $112.8 million and $150.4 million, respectively and a gain of $48.3 million.

Omega

During the year ended December 31, 2020, we amended the Omega Master Lease several times to reflect the lease termination of five facilities. We received annual rent credits of approximately $2.6 million. In total, the amendments resulted in a net reduction to operating lease ROU assets and obligations of $16.0 million and $24.6 million, respectively, and a gain of $8.6 million.

During the year ended December 31, 2019, we amended our master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold. Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively. The lease termination and remeasurement resulted in an aggregate gain of $23.4 million. In addition, we recorded a gain of $1.9 million in the reassessment of the assumed timing of a variable rent buyout.

During the year ended December 31, 2019, we amended our master lease with Omega to reflect the inclusion of nine skilled nursing facilities and one assisted living facility in New Mexico and Arizona. These facilities were previously leased from Omega, following the terms of a separate lease agreement, and all facilities were classified as operating leases. There was no change in base rent for the 10 facilities upon addition to the master lease. The lease assessment and measurement resulted in operating lease classification with a $10.6 million ROU asset and lease liability gross up. In addition, we received $15.0 million as a short-term note payable. See Note 12 – “Long-Term Debt – Notes Payable.”

Second Spring

On March 12, 2021, Second Spring sold the real estate of 16 of the 21 skilled nursing facilities, in which we operate and lease from Second Spring, to affiliates of Cascade. We continue to operate all 16 centers under an interim master lease, with a reduced monthly lease rate. As part of the transaction, we entered into operations transfer agreements with two prospective new operators and anticipate transferring operations of the facilities as early as May 1, 2021. Upon transfer, we will receive a payment of $9.3 million from Cascade, and $13.8 million of facility related liabilities will be assumed by the new operators or reimbursed to us. We have signed operations transfer agreements for four of the facilities and expect to transfer those operations upon the receipt of licensure approval. No definitive plans have been determined as to the fifth remaining facility.

The 21 facilities leased from Second Spring generated annual revenues of $276.4 million and pre-tax loss of $35.3 million during the year ended December 31, 2020. The ROU assets and lease obligations associated with the facilities were $174.0 million and $189.0 million, respectively, as of December 31, 2020. We are evaluating the accounting for these transactions, which is expected to be finalized later in 2021 upon the satisfaction of certain conditions and the related timing.

During the year ended December 31, 2020, we amended our master lease several times with Second Spring to reflect the lease termination of 22 facilities subject to the lease and received annual rent credits of $41.2 million. In conjunction with the lease termination, operating lease ROU assets and lease obligations of $304.0 million and $340.1 million, respectively, were written off. The lease termination and remeasurement resulted in a gain of $36.1 million.

During the year ended December 31, 2019, we amended our master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, we reassessed the likelihood of exercising our renewal options and concluded that it no longer met the reasonably certain threshold. Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively. The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

Other Lease Transactions

During the year ended December 31, 2020, we amended three master lease agreements to reflect the lease termination of a combined 13 facilities from the master lease agreements. In conjunction with the lease terminations, operating lease ROU assets and lease obligations of $59.6 million and $64.0 million, respectively, were written off, resulting in a gain of $4.4 million.

During the year ended December 31, 2020, we extended the lease agreements of several facilities and offices resulting in an increase in ROU assets and lease liabilities of $28.0 million.

During the year ended December 31, 2019, we amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed our option to purchase certain facilities under the lease and adjusted certain financial covenants. We had previously determined that the renewal option period was not reasonably certain of exercise. Upon execution of the amendment, the operating lease ROU assets and obligations were remeasured, resulting in an increase of $77.2 million to both operating lease ROU assets and obligations.

During the year ended December 31, 2019, we amended a master lease agreement to reflect the lease termination of six facilities subject to the lease. In conjunction with the lease termination, operating lease ROU assets of $4.9 million were written off, resulting in a loss of $4.9 million.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires us to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements relate to valuation of revenues and accounts receivable, self-insurance reserves, income taxes, leases and impairments of long-lived assets.  Actual results could differ from those estimates.

Revenue Recognition

We generate revenues, primarily by providing healthcare services to our customers. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) in determining the amount and timing of revenue recognition. Under Topic 606, revenues are recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled from patients, third-party payors (including government programs and insurers) and others, in exchange for those goods and services. Amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues.

Performance obligations are determined based on the nature of the services provided. The majority of our healthcare services are highly interrelated and represent multiple inputs to deliver the combined output for which a customer has entered into a contract with us. As such, the bundle of services is treated as a single performance obligation satisfied over time as services are rendered. We also provide certain ancillary services, such as activities, meals, security, housekeeping and assistance in the activities of daily living, including barber and beauty services. Separate and distinct performance obligations exist relative to the performance of the non-medical ancillary services. As such, revenues from ancillary services are recognized at a point in time, if and when those services are rendered.

We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. We utilize the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. We constrain the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from our estimates, we adjust these estimates, which would affect net revenues in the period such variances become known. We do not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

We are entitled to compensation for the value of the services provided, as they are performed, so we recognize the related revenue in the statements of operations as the services are performed. Since we have performed our obligation under the contract, we have unconditional rights to the consideration recorded and, therefore, classify those billed and unbilled rights as accounts receivable. Payments that we receive from customers in advance of providing services represent contract liabilities. Such payments primarily relate to private pay patients, which are billed monthly in advance. See Note 5 – “Net Revenues and Accounts Receivable.”

Self-Insurance Reserves

We provide for self-insurance reserves for both general and professional liabilities and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimate of the ultimate costs of the claims, which include costs associated with litigating and settling claims, and the relationship of past reported incidents to eventual claim payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims. The reserves for loss for workers’ compensation claims are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability claims are recorded on an undiscounted basis. Estimated insurance recoveries related to recorded liabilities are reflected as assets in our consolidated balance sheets when the receipt of such amounts is deemed to be probable. See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

Key performance and valuation measures for our businesses are set forth below, followed by a comparison and analysis of our financial results:

	Year ended December 31,
	2020	2019
Financial Results (in thousands)
Financial Performance Measures:
Net revenues (GAAP)	$3,906,223	$4,565,834
Net (loss) income attributable to Genesis Healthcare, Inc. (GAAP)	(58,963)	14,619
EBITDA (Non-GAAP)	136,295	312,779
Adjusted EBITDA (Non-GAAP)	206,829	199,027
Valuation Measure:
Adjusted EBITDAR (Non-GAAP)	$573,168

INPATIENT SEGMENT:

	Year ended December 31,
	2020	2019
Occupancy Statistics - Inpatient
Available licensed beds in service at end of period	35,864	43,252
Available operating beds in service at end of period	34,525	41,370
Available patient days based on licensed beds	13,127,083	15,777,465
Available patient days based on operating beds	12,615,911	15,119,996
Actual patient days	10,037,688	13,252,851
Occupancy percentage - licensed beds	76.5%	84.0%
Occupancy percentage - operating beds	79.6%	87.7%
Skilled mix	17.8%	18.3%
Average daily census	27,425	36,309
Revenue per patient day (skilled nursing facilities)
Medicare Part A	$574	$535
Insurance	496	462
Private and other	369	366
Medicaid	259	236
Medicaid (net of provider taxes)	236	215
Weighted average (net of provider taxes)	$305	$282
Patient days by payor (skilled nursing facilities)
Medicare	1,012,184	1,318,793
Insurance	661,325	961,329
Total skilled mix days	1,673,509	2,280,122
Private and other	561,767	732,888
Medicaid	7,149,917	9,466,310
Total Days	9,385,193	12,479,320
Patient days as a percentage of total patient days (skilled nursing facilities)
Medicare	10.8%	10.6%
Insurance	7.0%	7.7%
Skilled mix	17.8%	18.3%
Private and other	6.0%	5.9%
Medicaid	76.2%	75.8%
Total	100.0%	100.0%
Facilities at end of period
Skilled nursing facilities
Leased	227	278
Owned	9	29
Joint Venture	71	38
Managed	12	12
Total skilled nursing facilities	319	357
Total licensed beds	38,489	43,195
Assisted/Senior living facilities:
Leased	19	21
Owned	1	1
Joint Venture	2	1
Managed	—	1
Total assisted/senior living facilities	22	24
Total licensed beds	1,704	1,941
Total facilities	341	381

Total Jointly Owned and Managed— (Unconsolidated)	36	13

REHABILITATION THERAPY SEGMENT*:

	Year ended December 31,
	2020	2019
Revenue mix %:
Company-operated	33.4%	35.8%
Non-affiliated and affiliated third party	66.6%	64.2%
Sites of service (at end of period)	1,056	1,155
Revenue per site	$579,877	$620,016
Therapist efficiency %	60.5%	68.0%

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

We use two Non-GAAP Financial Measures primarily (EBITDA and Adjusted EBITDA) as performance measures and believe that the GAAP financial measure most directly comparable to these two Non-GAAP Financial Measures is net (loss) income attributable to Genesis Healthcare, Inc. We use one Non-GAAP Financial Measure (Adjusted EBITDAR) as a valuation measure and believe that the GAAP financial measure most directly comparable to this Non-GAAP Financial Measure is net (loss) income attributable to Genesis Healthcare, Inc. We use Non-GAAP Financial Measures to assess the value of our business and the performance of our operating businesses, as well as the employees responsible for operating such businesses. Non-GAAP Financial Measures are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, we are better able to evaluate value and the operating performance of the business unit and the employees responsible for business unit performance. Consequently, we use these Non-GAAP Financial Measures to determine the extent to which our employees have met performance goals, and therefore the extent to which they may or may not be eligible for incentive compensation awards.

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

Although we use Non-GAAP Financial Measures as financial measures to assess value and the performance of our business, the use of these Non-GAAP Financial Measures is limited because they do not consider certain material costs necessary to operate the business. These costs include our lease expense (only in the case of Adjusted EBITDAR), the cost to service debt, the depreciation and amortization associated with our long-lived assets, loss (gain) on early extinguishment of debt, transaction costs, long-lived asset impairment charges, estimated impact of COVID-19, federal and state income tax (benefit) expense, the operating results of our divested businesses and the loss attributable to non-controlling interests. Because Non-GAAP Financial Measures do not consider these important elements of our cost structure, a user of our financial information who relies on Non-GAAP Financial Measures as the only measures of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) attributable to Genesis Healthcare, Inc. as an important measure of its financial performance because it provides the most complete measure of our performance.

Other companies may define Non-GAAP Financial Measures differently and, as a result, our Non-GAAP Financial Measures may not be directly comparable to those of other companies. Non-GAAP Financial Measures do not represent net (loss) income, as defined by GAAP. Non-GAAP Financial Measures should be considered in addition to, not a substitute for, or superior to, GAAP Financial Measures.

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

Adjustments to EBITDA

We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBITDA. We believe that the presentation of Adjusted EBITDA, when combined with GAAP net (loss) income attributable to Genesis Healthcare, Inc., and EBITDA, is beneficial to an investor’s complete understanding of our operating performance. In addition, such adjustments are substantially similar to the adjustments to EBITDA provided for in the financial covenant calculations contained in our lease and debt agreements.

We adjust EBITDA for the following items:

●	Loss (gain) on early extinguishment of debt. We recognize losses or gains on the early extinguishment of debt when we refinance our debt prior to its original term, requiring us to write-off any unamortized deferred financing fees. We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains and losses do not accurately reflect the underlying performance of our operating businesses.
●	Other income. We primarily use this income statement caption to capture gains and losses on the sale or disposition of assets. We exclude the effect of such gains and losses because we believe they do not accurately reflect the underlying performance of our operating businesses.

●	Transaction costs. In connection with our restructuring, acquisition and disposition transactions, we incur costs consisting of investment banking, legal, transaction-based compensation and other professional service costs. We exclude restructuring, acquisition and disposition related transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of our operating businesses.
●	Long-lived asset impairments. We exclude non-cash long-lived asset impairment charges because we believe including them does not reflect the ongoing performance of our operating businesses. Additionally, such impairment charges represent accelerated depreciation expense, and depreciation expense is excluded from EBITDA.
●	Severance and restructuring. We exclude severance costs from planned reduction in force initiatives associated with restructuring activities intended to adjust our cost structure in response to changes in the business environment. We believe these costs do not reflect the underlying performance of our operating businesses. We do not exclude severance costs that are not associated with such restructuring activities.
●	(Income) loss of newly acquired, constructed or divested businesses. Many of the businesses we acquire have a history of operating losses and continue to generate operating losses in the months that follow our acquisition. Newly constructed or developed businesses also generate losses while in their start-up phase. We view these losses as both temporary and an expected component of our long-term investment in the new venture. We adjust these losses when computing Adjusted EBITDA in order to better analyze the performance of our mature ongoing business. The activities of such businesses are adjusted when computing Adjusted EBITDA until such time as a new business generates positive Adjusted EBITDA. The divestiture of underperforming or non-strategic facilities is also an element of our business strategy. We eliminate the results of divested facilities beginning in the quarter in which they become divested. We view the losses associated with the wind-down of such divested facilities as not indicative of the performance of our ongoing operating businesses.
●	Stock-based compensation. We exclude stock-based compensation expense because it does not result in an outlay of cash and such non-cash expenses do not reflect the underlying operating performance of our operating businesses.
●	Estimated impact of COVID-19. We excluded the net impact of the COVID-19 pandemic on our revenues and expenses for the year ended December 31, 2020 due to the extraordinary nature of the virus and its impact across the globe. We view the incremental expenses, lost revenue and government relief grants as not indicative of the underlying potential long-term performance of our operating businesses. Our estimate of the pandemic’s impact on earnings for the year ended December 31, 2020 includes the following components: (1) incremental funding received to address escalating expenses and lost revenue; (2) incremental expenses incurred as a result of the pandemic; and (3) the net impact of lost revenue, after considering a resulting reduction in operating expenses. For the year ended December 31, 2020, we excluded funding recognized under the CARES Act and additional funding provided by certain states totaling approximately $394.0 million. For the year ended December 31, 2020, we excluded incremental expenses incurred in connection with the COVID-19 pandemic of approximately $258.0 million. For the year ended December 31, 2020, we excluded the estimated net impact of lost revenue offset by any resulting reduction in operating expenses, of approximately $186.0 million.

●	Regulatory defense and related costs. We exclude the costs of investigating and defending the inherited legal matters associated with prior transactions. We also exclude costs of disputed settlements with state agencies. We believe these costs are non-recurring in nature as they will no longer be recognized following the final settlement of these matters. Also, we do not believe the excluded costs reflect the underlying performance of our operating businesses.
●	Other non-recurring costs. In the year ended December 31, 2019, we excluded $1.1 million in insurance recoveries and costs related to 2017 hurricane damage and the partial recovery of receivables written down in 2018.

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

The following table provides a reconciliation of net (loss) income attributable to Genesis Healthcare, Inc. to Non-GAAP financial information (in thousands):

	Year ended December 31,
	2020	2019

Net (loss) income attributable to Genesis Healthcare, Inc.	$(58,963)	$14,619
Adjustments to compute EBITDA:
Net loss attributable to noncontrolling interests	(44,404)	(7,145)
Depreciation and amortization expense	107,833	123,159
Interest expense	135,439	180,392
Income tax (benefit) expense	(3,610)	1,754
EBITDA	136,295	312,779
Adjustments to compute Adjusted EBITDA:
Loss (gain) on early extinguishment of debt	8,979	(122)
Other income	(202,272)	(173,505)
Transaction costs	34,279	26,362
Long-lived asset impairments	179,000	16,937
Severance and restructuring	1,530	4,705
(Income) loss of newly acquired, constructed, or divested businesses	(7,529)	4,883
Stock-based compensation	6,480	7,309
Estimated impact of COVID-19	50,067	—
Regulatory defense and related costs	—	804
Other non-recurring income	—	(1,125)
Adjusted EBITDA	$206,829	$199,027
Lease expense	366,339	387,063
Adjusted EBITDAR	$573,168
Supplemental information:
Cash interest payments on recourse and HUD debt	$62,648	$84,360
Cash payments made to partially owned real estate joint ventures, net of distributions received	55,920	22,270
Total cash lease payments made pursuant to operating leases and finance leases	$353,340	$408,230

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

Since the nature of our rehabilitation therapy services operations experiences a high volume of both new and terminated contracts in an annual cycle, and the scale and significance of those contracts can be very different to both the revenue and operating expenses of that business, a same-store presentation based solely on the contract or gym count does not provide an accurate depiction of the business. Accordingly, we do not reference same-store figures in this MD&A with regard to that business.

The volume of services delivered in our other services businesses can also be affected by strategic transactional activity. To the extent there are businesses to be excluded to achieve same-store comparability those will be noted in the context of the Results of Operations discussion.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

A summary of our results of operations for the year ended December 31, 2020 as compared with the same period in 2019 follows (in thousands, except percentages):

	Year ended December 31,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,254,715	83.4%	$3,857,793	84.4%	$(603,078)	(15.6)%
Assisted/Senior living facilities	79,314	2.0%	93,054	2.0%	(13,740)	(14.8)%
Administration of third party facilities	7,866	0.2%	8,310	0.2%	(444)	(5.3)%
Elimination of administrative services	(3,040)	(0.1)%	(3,125)	(0.1)%	85	2.7%
Inpatient services, net	3,338,855	85.5%	3,956,032	86.5%	(617,177)	(15.6)%

Rehabilitation therapy services:
Total therapy services	622,601	15.9%	738,124	16.2%	(115,523)	(15.7)%
Elimination of intersegment rehabilitation therapy services	(221,397)	(5.7)%	(275,578)	(6.0)%	54,181	19.7%
Third party rehabilitation therapy services, net	401,204	10.2%	462,546	10.2%	(61,342)	(13.3)%

Other services:
Total other services	263,806	6.8%	198,920	4.4%	64,886	32.6%
Elimination of intersegment other services	(97,642)	(2.5)%	(51,664)	(1.1)%	(45,978)	(89.0)%
Third party other services, net	166,164	4.3%	147,256	3.3%	18,908	12.8%

Net revenues	$3,906,223	100.0%	$4,565,834	100.0%	$(659,611)	(14.4)%

	Year ended December 31,
	2020		2019		Increase / (Decrease)
		Margin		Margin
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
EBITDA:
Inpatient services	$229,829	6.9%	$371,210	9.4%	$(141,381)	(38.1)%
Rehabilitation therapy services	92,086	14.8%	92,469	12.5%	(383)	(0.4)%
Other services	21,271	8.1%	12,456	6.3%	8,815	70.8%
Corporate and eliminations	(206,891)	—%	(163,356)	—%	(43,535)	(26.7)%
EBITDA	$136,295	3.5%	$312,779	6.9%	$(176,484)	(56.4)%

A summary of our condensed consolidating statement of operations follows (in thousands):

	Year ended December 31, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,341,895	$622,601	$263,806	$—	$(322,079)	$3,906,223
Salaries, wages and benefits	1,593,013	501,093	162,094	—	—	2,256,200
Other operating expenses	1,482,488	31,431	79,194	—	(322,542)	1,270,571
General and administrative costs	—	—	—	175,057	—	175,057
Lease expense	362,384	1,019	1,739	1,197	—	366,339
Depreciation and amortization expense	91,084	6,731	825	9,457	(264)	107,833
Interest expense	57,634	27	38	82,460	(4,720)	135,439
Loss on early extinguishment of debt	—	—	—	8,979	—	8,979
Investment income	—	—	—	(8,709)	4,720	(3,989)
Other (income) loss	(203,100)	621	207	—	—	(202,272)
Transaction costs	—	—	—	34,279	—	34,279
Long-lived asset impairments	179,000	—	—	—	—	179,000
Federal and state stimulus - COVID-19 other income	(301,719)	(3,649)	(699)	—	—	(306,067)
Equity in net income of unconsolidated affiliates	—	—	—	(7,091)	(1,078)	(8,169)
Income (loss) before income tax benefit	81,111	85,328	20,408	(295,629)	1,805	(106,977)
Income tax benefit	—	—	—	(3,610)	—	(3,610)
Net income (loss)	$81,111	$85,328	$20,408	$(292,019)	$1,805	$(103,367)

	Year ended December 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,959,157	$738,124	$198,676	$244	$(330,367)	$4,565,834
Salaries, wages and benefits	1,761,273	601,196	122,541	—	—	2,485,010
Other operating expenses	1,599,549	44,088	62,104	—	(330,894)	1,374,847
General and administrative costs	—	—	—	144,471	—	144,471
Lease expense	382,897	1,297	1,463	1,406	—	387,063
Depreciation and amortization expense	99,529	12,230	720	10,775	(95)	123,159
Interest expense	83,887	55	35	97,831	(1,416)	180,392
Income on early extinguishment of debt	—	—	—	(122)	—	(122)
Investment income	—	—	—	(8,712)	1,416	(7,296)
Other (income) loss	(172,709)	(926)	112	18	—	(173,505)
Transaction costs	—	—	—	26,362	—	26,362
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,091	(4,803)	(712)
Income (loss) before income tax benefit	187,794	80,184	11,701	(275,876)	5,425	9,228
Income tax expense	—	—	—	1,754	—	1,754
Net income (loss)	$187,794	$80,184	$11,701	$(277,630)	$5,425	$7,474

Net Revenues

Net revenues for the year ended December 31, 2020 as compared with the year ended December 31, 2019 decreased by $659.6 million, or 14.4%.

Inpatient Services – Revenue decreased $617.2 million, or 15.6%, for the year ended December 31, 2020 as compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, inpatient services revenue decreased $106.1 million, or 3.4%, excluding 107 divested facilities that were underperforming or subject to portfolio management strategies and the acquisition or development of two additional facilities. The same-store revenue decrease is net of $30.0 million related to a new provider tax program in the state of New Mexico, which was only enacted for the fourth quarter in 2019, $8.4 million due to the removal of the impact of sequestration on Medicare rates during the pandemic, and an additional $24.0 million of the decrease in the year ended December 31, 2020 is attributed to the transition from the resource utilization group based reimbursement to the Patient-Driven Payment Model (PDPM) reimbursement methodology in the fourth quarter of fiscal 2019. Giving effect to these factors, we estimate the remaining same-store inpatient revenue decrease of $168.5 million in the year ended December 31, 2020 compared with the same period in 2019 is due to the impact of COVID-19, partially offset by increasing payor rates, primarily in our Medicaid population, reflecting a trend that was observed before COVID-19 impacted our operations. While census was adversely impacted by admission holds and declining in-house census as the pandemic progressed, average payor rates increased as acuity of the in-house census increased with treatment of the population testing positive for the virus. COVID-19 has disrupted, and will likely continue to disrupt, this favorable overall census trend and may have an unpredictable impact on the skilled mix of our inpatient facilities as a result of the temporary change to patient coverage criteria.

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

Rehabilitation Therapy Services – Revenue decreased $61.3 million, or 13.3% for the year ended December 31, 2020 as compared with the same period in 2019. Of that decrease, $48.1 million is due to lost contract business, offset by $21.7 million attributed to new contracts. COVID-19 began to impact the skilled nursing customers of our rehabilitation services at an accelerating rate by March 2020 and continued through December 31, 2020, resulting in a decrease of revenue of $14.9 million in the year ended December 31, 2020 as compared with the same period in 2019. The remaining decrease of $20.0 million is principally due to reduced volume of services provided to existing customers and amended customer pricing terms in connection with the implementation of PDPM.

Other Services – Revenue increased $18.9 million, or 12.8% for the year ended December 31, 2020 as compared with the same period in 2019. Our other services revenue is comprised mainly of our physician services and staffing services businesses, in addition to our ACO. In the year ended December 31, 2020 and 2019, the ACO recognized revenue of $10.3 million and $6.6 million, respectively under the MSSP. The MSSP recognition in the year ended December 31, 2020 included $10.3 million related to the 2019 MSSP program, however, due to the unpredictable impact COVID-19 is having on our operating results and metrics applied in the MSSP, we cannot recognize any gain share relative to 2020 at this time. Revenue in our physician services business decreased $6.7 million in the year ended December 31, 2020 as compared with the same period in 2019, all of which is attributed to reduced census volumes from the impact of COVID-19 on the inpatient business. Revenue of our staffing services business increased $11.8 million in the year ended December 31, 2020 as compared with the same period in 2019. The staffing services business has shifted its focus to developing its services to our affiliated nursing facilities and therapy gyms. While the staffing business gross revenue has increased nearly 50% in the year ended December 31, 2020 as compared with the same period in 2019, its revenue from external customers has only increased 14.7% over that same period. Further penetration of the internal staffing needs is a strategic goal for our staffing business, which we believe will enable our organization to meet the evolving demands of post-acute care in light of the COVID-19 impact on our various lines of business. The remaining increase in revenue of $10.1 million principally pertains to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental revenue in year ended December 31, 2019.

EBITDA

EBITDA for the year ended December 31, 2020 decreased by $176.5 million, or 56.4% as compared with the same period in 2019. Excluding the impact of loss (gain) on early extinguishment of debt, other (income) loss, transaction costs, long-lived asset impairments, and Federal and state stimulus – COVID-19 other income, EBITDA decreased $332.2 million, or 182.1% when compared with the same period in 2019. The contributing factors for this net decrease are described in our discussion below of segment results and corporate overhead.

Inpatient Services – EBITDA decreased $141.4 million, or 38.1% in the year ended December 31, 2020 as compared with the same period in 2019. Excluding the impact of other (income) loss, long-lived asset impairments and Federal and state stimulus – COVID-19 other income, EBITDA as adjusted decreased $311.4 million, or 144.6% when compared with the same period in 2019. Divestiture activity and COVID-19 are the primary drivers of this variance. On a same-store basis, the inpatient EBITDA as adjusted decreased $276.4 million. Same-store staffing costs, net of nursing agency and other purchased services and adjusted for the impact of COVID-19, increased $127.1 million. Wages and purchased services include supplemental premium pay rates and bonuses to insure we could attract adequate staff to address our clinical needs during the pandemic. Nursing wage inflation increased 13.8% while non-nursing wage inflation increased 7.4% in the year ended December 31, 2020 as compared with the same period in 2019. Same-store lease expense decreased $13.5 million, primarily due to lease amendments in 2019 resulting in certain financing leases being reclassified as operating leases in addition to our real estate joint venture transactions which resulted in previously leased centers being financed with joint-venture debt. Our self-insurance programs, including general and professional liability, workers’ compensation and health insurance benefits, resulted in a decrease of $18.1 million of EBITDA as adjusted in the year ended December 31, 2020 as compared with the same period in 2019, which is net of an incremental $29.8 million provision for workers compensation loss specific to COVID-19 related claims in the 2020 period. Prior to the COVID-19 pandemic our self-insurance programs were performing as anticipated and within normal claims reporting patterns of our same-store operations recently. The provisions for general and professional liability recorded in both the year ended December 31, 2020 and the comparable period in 2019 reflect continued favorable claims development. We have not changed our reserving methodology or assumptions for any COVID-19 specific professional liability exposures. Our self-insured health benefit plans have seen reduced expenses principally due to other medical care settings limiting non-emergency services during the COVID-19 pandemic. The introduction of the new provider tax program in New Mexico resulted in an increase of EBITDA of $21.5 million compared to the same period in 2019 before the program was enacted. EBITDA increased $8.4 million due to the removal of the impact of federal sequestration on Medicare rates during the pandemic, which is set to expire at the end of March 2021 absent further extension by the federal government. The remaining $174.6 million decrease in EBITDA, as adjusted, of the segment is principally due to the negative effects COVID-19 has had on our business, partially offset with reduced therapy services cost due to the implementation of PDPM. See “Significant Transactions and Events – COVID-19.”

Rehabilitation Therapy Services – EBITDA decreased by $0.4 million or 0.4% for the year ended December 31, 2020 as compared with the same period in 2019. Excluding the impact of Federal and state stimulus – COVID-19 other income, EBITDA as adjusted decreased $2.5 million when compared with the same period in 2019. Lost therapy contracts exceeded new contracts by $7.7 million in the year ended December 31, 2020 as compared with the same period in 2019. COVID-19 resulted in a decrease of EBITDA of $4.8 million in the year ended December 31, 2020. The remaining increase of $10.0 million is principally attributed to a reduction in overhead costs to right size our operating model under PDPM. Therapist efficiency declined to 60.5% in the year ended December 31, 2020 compared with 68.0% in the comparable period in the prior year. This decline in therapist efficiency is expected to be temporary as we have adjusted staffing and service models to address the clinical needs of our skilled nursing customers impacted by COVID-19.

Other Services – EBITDA increased $8.8 million or 70.8% for the year ended December 31, 2020 as compared with the same period in 2019. Excluding the impact of Federal and state stimulus – COVID-19 other income, EBITDA as adjusted increased $8.2 million when compared with the same period in 2019. The EBITDA of our ACO increased $2.3 million in the year ended December 31, 2020 as compared with the same period in 2019. In the 2020 period, our ACO recognized $10.3 million for the 2019 program performance based on actual results achieved. The EBITDA of our staffing services business increased $2.7 million in the year ended December 31, 2020 as compared with the same period in 2019, principally due to growth in its services with affiliated customers, partially offset with pricing reductions to those affiliated customers. The EBITDA of our physician services business decreased $4.1 million. The physician services business has been negatively impacted by COVID-19 reducing patient encounters due to reduced skilled nursing census across the industry and increased costs to support practitioners. The remaining increase in EBITDA of $7.3 million principally relates to fee income for administrative services support to third party post-acute care providers as well as sub-rental income for skilled nursing and behavioral health facilities sub-leased to these third party providers. There was no corresponding service or sub-rental income in the year ended December 31, 2019.

Corporate and Eliminations – EBITDA decreased $43.5 million or 26.7% in the year ended December 31, 2020 as compared with the same period in 2019. EBITDA of our corporate function includes loss on early extinguishment of debt and losses associated with transactions that are outside of the scope of our reportable segments. These and other transactions, which are separately captioned in our consolidated statements of operations and described more fully above in our Reasons for Non-GAAP Financial Disclosure, contributed $17.0 million of the net decrease in EBITDA. Corporate overhead costs, net of fee income, increased $30.3 million, or 21.0%, in the year ended December 31, 2020 as compared with the same period in 2019. This increase is principally due to investments in information technology and related upgrades, as well as unallocated corporate cost associated with our COVID-19 response. The remaining increase in EBITDA of $3.8 million is primarily the result of an increase in investment earnings from our unconsolidated affiliates accounted for on the equity method and other investments.

Other income – Consistent with our strategy to divest assets in non-strategic markets, we incur losses and generate gains resulting from the sale, transition or closure of underperforming operations and assets. Other income for the year ended December 31, 2020 principally represents gains on sales of real estate and leasehold rights in the period. See also Note 18 – “Other Income.”

Transaction costs — In the normal course of business, we evaluate strategic acquisition, disposition and business development opportunities. The costs to pursue these opportunities, when incurred, vary from period to period depending on the nature of the transaction pursued and if those transactions are ever completed. Transaction costs incurred for the years ended December 31, 2020 and 2019 were $34.3 million and $26.4 million, respectively.

Long-lived asset impairments — In the years ended December 31, 2020 and 2019, we recognized impairments of property and equipment and right-of-use (ROU) assets of $179.0 million and $16.9 million, respectively. The current year’s impairment charges were primarily driven by the impact of COVID-19 on the facilities’ operations. For more information about the conditions of the business which contributed to these impairments, see Note 19 – “Asset Impairment Charges - Long-Lived Assets with a Definite Useful Life.”

Federal and state stimulus – COVID 19 – other income – During the year ended December 31, 2020 we recognized $267.0 million of relief grants from CARES Act funds administered by HHS. The grants are primarily related to the skilled nursing care provided through our Inpatient Services segment. Grants received are subject to the terms and conditions of the program, including that such funds may only be used to prevent, prepare for, and respond to COVID-19 and will reimburse only for health care related expenses, including costs of infection control, or lost revenues that are attributable to COVID-19. HHS continues to evaluate and provide allocations of, and issue regulation and guidance regarding, grants made under the CARES Act. Additionally, we recognized $39.1 million of provider relief in the year ended December 31, 2020 as supplied by the various states in which we operate. These programs, like those administered directly by HHS, are intended to address the financial hardships of the pandemic. The qualifications of each program vary state by state, but most are focused on the cost of the COVID-19 response, with few state programs addressing lost revenue.

Other Expense

The following discussion applies to the expense categories between EBITDA and income (loss) of all reportable segments and corporate and eliminations in our consolidating statement of operations for the year ended December 31, 2020 as compared with the same period in 2019.

Depreciation and amortization — Each of our reportable segments and corporate overhead have depreciating property, plant and equipment, including amortization of finance leased ROU assets. Our rehabilitation therapy services and other services have identifiable intangible assets which amortize over the estimated life of those identifiable assets. Depreciation and amortization expense decreased $15.3 million in the year ended December 31, 2020 as compared with the same period in 2019. On a same-store basis, depreciation and amortization decreased $16.4 million in the year ended December 31, 2020 as compared with the same period in 2019. In the inpatient services segment, $10.1 million of the decrease is principally due to reduction in the amortization of right to use assets in our continuing lease portfolio, with the remaining $6.3 million reduction principally due to completion of amortization of certain contract rights in our rehabilitation therapy services in the 2019 period.

Interest expense — Interest expense includes the cash interest and non-cash adjustments required to account for our debt instruments, as well as the expense associated with leases accounted for as finance leases or financing obligations. Interest expense decreased $45.0 million in the year ended December 31, 2020 as compared with the same period in 2019. On a same-store basis, interest expense is down $31.8 million in the year ended December 31, 2020 as compared with the same period in 2019. An increase of $22.4 million of interest expense is attributed to consolidating debt and the associated interest expense of three real-estate partnerships over the course of 2019 and 2020, which were determined to be variable interest entities (VIEs) of which we are the primary beneficiary. See Note 1 – “General Information – Basis of Presentation” and Note 12 – “Long-Term Debt.” Cash interest decreased $14.3 million in the year ended December 31, 2020 as compared with the same period in 2019 as a result of a reduction in outstanding borrowings under our revolving credit facility, primarily due to the timing of the Medicare Advance payments received in addition to other phases of CARES Act relief funding. Borrowing levels are expected to increase over the period the Medicare Advance is required to be recouped in 2021. The remaining decrease in interest expense of $39.9 million is principally due to lease amendments entered in 2019 and early 2020 that resulted in modifications to the accounting for certain leases, converting them from financing leases with interest expense to operating leases presented as lease expense.

Income tax expense (benefit) — For the year ended December 31, 2020, we recorded income tax benefit of $3.6 million from continuing operations representing an effective tax rate of 3.4% compared to an income tax expense of $1.8 million from continuing operations, representing an effective tax rate of 19.0% for the same period 2019. There is a full valuation allowance against our deferred tax assets, excluding our deferred tax asset on our Bermuda captive insurance company’s discounted unpaid loss reserve. In assessing the requirement for, and amount of, a valuation allowance, we determined it was more likely than not we would not realize our deferred tax assets and established a valuation allowance against the deferred tax assets.

Net Loss Attributable to Genesis Healthcare, Inc.

The following discussion applies to categories between net income (loss) and net income (loss) attributable to Genesis Healthcare, Inc. in our consolidated statements of operations for the year ended December 31, 2020 as compared with the same period in 2019.

Net loss attributable to noncontrolling interests — Following the combination of Skilled and FC-GEN Operations Investment, LLC (FC-GEN), noncontrolling economic interest was recorded as noncontrolling interest in the financial statements of the combined entity. The noncontrolling economic interest is in the form of Class C common stock of FC-GEN that are exchangeable on a 1-to-1 basis to our public shares. The noncontrolling economic interest will continue to decrease as Class C common stock of FC-GEN are exchanged for public shares. Since the combination, there have been conversions of 9.2 million Class C common stock reducing the initial, approximately 42% noncontrolling economic interest to 33.1% at December 31, 2020. For the years ended December 31, 2020 and 2019, (loss) income of ($39.8) million and $2.8 million, respectively, has been attributed to the Class C common stock.

In addition to the noncontrolling interests attributable to the Class C common stock holders, our consolidated financial statements include the accounts of all entities controlled by us through our ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where we are subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. We adjust net income attributable to Genesis Healthcare, Inc. to exclude the net income attributable to the third party ownership interests of the VIEs. For the years ended December 31, 2020 and 2019, loss of ($4.6) million and ($9.9) million, respectively, has been attributed to these unaffiliated third parties.

Liquidity and Capital Resources

The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$315,731	$(7,166)
Net cash used in investing activities	(33,532)	(387,003)
Net cash (used in) provided by financing activities	(94,785)	377,699
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	187,414	(16,470)
Beginning of period	125,806	142,276
End of period	$313,220	$125,806

Net cash provided by operating activities in the year ended December 31, 2020 of $315.7 million increased by $322.9 million compared with the same period in 2019. The year ended December 31, 2020 include receipt of Medicare advances of $155.8 million and $92.2 million from the deferral of payroll taxes under the CARES Act. The remaining increase in cash provided by operating activities is attributed to a combination of state and federal COVID-19 grants, offset by the cost and lost revenue caused by COVID-19 and the timing of payments.

Net cash used in investing activities in the year ended December 31, 2020 was $33.5 million, compared to cash used in investing activities of $387.0 million in the year ended December 31, 2019. Cash used for routine capital expenditures for the year ended December 31, 2020 decreased from the same period in the prior year by $7.1 million. Net purchases of marketable securities of $15.4 million in 2020 exceeded net proceeds on maturity or sale of marketable securities of $0.9 million in 2019, resulting in a net increase in cash used of $16.3 million. In the year ended December 31, 2020, there were asset purchases of $207.3 million primarily as a result of the acquisition of eight skilled nursing facilities by the consolidated Cascade Partnership and one skilled nursing facility by the consolidated Vantage Point Partnership compared to asset sales of $259.5 million comprised primarily of the real property of 19 owned facilities and leasehold rights of 13 leased facilities. In the year ended December 31, 2019, there were asset purchases of $252.5 million as a result of the consolidation of the Next Partnership and its acquisition of 22 skilled nursing facilities and asset sale proceeds of $79.0 million resulting from the simultaneous sale of seven skilled nursing facilities. In the year ended December 31, 2019, there were asset purchases of $339.2 million as a result of the consolidation of the Vantage Point Partnership and its acquisition of 18 skilled nursing facilities. See Significant Transaction and Events for a summary of asset purchases and sales. The year ended December 31, 2019 also included $66.9 million in proceeds from the sale of seven facilities in California, $91.7 million in proceeds from the sale of eight facilities in Georgia, New Jersey, Virginia and Maryland and $20.2 million from the sale of seven facilities in Texas. The year ended December 31, 2019 also included the receipt of a $12.0 million payment of a note receivable. The year ended December 31, 2020 provided cash of $12.8 million on the receipt of restricted deposits compared to payments of restricted deposits of $3.8 million in the same period in the prior year. The year ended December 31, 2020 included cash used of $17.5 million for an investment in a new joint venture and cash used of $9.0 million extending the new joint venture a loan as described in “Significant Transaction and Events.” The remaining incremental use of cash from investing activities of $13.5 million in the year ended December 31, 2020 as compared with the same period in 2019 is principally due to a payoff of a note receivable in 2019 of $12.0 million.

Net cash used in financing activities in the year ended December 31, 2020 was $94.8 million compared to net cash provided by financing activities of $377.7 million in the year ended December 31, 2019. The net increase in cash used by financing activities of $472.5 million is principally attributed to debt repayments exceeding debt borrowings in the year ended December 31, 2020 as compared to the same period in 2019. In the year ended December 31, 2020, we had proceeds from the issuance of debt of $228.7 million, consisting primarily of $193.5 million by the consolidated Cascade Partnership, $7.3 million by the consolidated Vantage Point Partnership and $26.1 million in HUD refinancings by our consolidated Next Partnership. In the year ended December 31, 2019, we received proceeds from the issuance of debt of $538.5 million, consisting primarily of $479.4 from the consolidation of the Next Partnership and Vantage Point Partnership, $41.7 million due to the refinancing of three facilities within the Next Partnership with HUD financing and $15.0 million due to a short-term loan from Omega. Repayment of long-term debt in the year ended December 31, 2020 was $191.8 million compared to $199.6 million in the same period of the prior year. In the year ended December 31, 2020, we repaid $93.2 million in HUD-insured loans, $41.3 million in MidCap Real Estate Loans, $9.1 million in Welltower Real Estate Loans, $15.0 million in a short-term note payable and $24.5 million in term loan paydowns associated with the consolidated Next Partnership. In the year ended December 31, 2019, we repaid $39.8 million in MidCap Real Estate Loans and $65.6 million in HUD-insured loans using proceeds from the sale of 19 facilities; reduced the term loan facility of the ABL Credit Facilities by $40.0 million while increasing the revolving credit facilities by the same amount; and the Next Partnership reduced its term loan by $38.8 million refinancing three facilities through HUD. The remaining decrease in cash used to repay long-term debt of $6.7 million relates to a decrease in routine debt payments. In the year ended December 31, 2020, we had net repayments under the revolving credit facilities of $136.0 million as compared with net borrowings under the revolving credit facilities of $30.3 million under the revolving credit facilities in the same period in 2019. In the year ended December 31, 2020, we received contributions from a noncontrolling interest for $21.7 million primarily resulting from the consolidation of the Cascade Partnership. In the year ended December 31, 2019, we received contributions from a noncontrolling interest for $18.5 million and $8.5 million resulting from the consolidation of the aforementioned Next Partnership and Vantage Point Partnership, respectively. The remaining net decrease in cash used in financing activities of $1.1 million in the year ended December 31, 2020 compared to the same period in 2019 is primarily due to a reduction in debt issuance and settlement costs partially offset by an increase in repayments of finance lease obligations.

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

At December 31, 2020, we had total liquidity of $284.5 million consisting of cash on hand of $244.7 million and available borrowings under our ABL Credit Facilities of $39.8 million. During the year ended December 31, 2020, we maintained liquidity sufficient to meet our working capital, capital expenditure and development activities.

COVID-19 Impact on Liquidity

We have taken, and will continue to take, actions to enhance and to preserve our liquidity in response to the pandemic. During the year ended December 31, 2020, our usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the CARES Act. Specifically, in the second quarter of 2020, we applied for and received $156.8 million of advanced Medicare payments and from April through December 2020, received approximately $275.4 million of relief grants and other forms of federal relief, such as the temporary suspension of Medicare sequestration. In addition, we have elected to implement the CARES Act payroll tax deferral program, which preserved, on an interest free basis, $92.2 million of cash, representing the employer portion of payroll taxes incurred between March 27, 2020 and December 31, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are expected to be recouped between April 2021 and February 2022, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding has been committed by a number of states in which we operate, currently estimated at $124.7 million.

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

NewGen Partnership

On February 1, 2020, we transitioned operational responsibility for 19 facilities in the states of California, Washington and Nevada to a partnership with NewGen. We sold the real estate and operations of six skilled nursing facilities and transferred the operations to 13 skilled nursing, behavioral health and assisted living facilities for $78.7 million. Net transaction proceeds were used by us to repay indebtedness, including prepayment penalties, of $33.7 million, fund our initial 50% equity contribution and working capital requirement of $14.9 million, and provide financing to the partnership of $9.0 million. We recorded a gain on sale of assets and transition of leased facilities of $58.8 million and loss on early extinguishment of debt of $1.0 million. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. We will continue to provide administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements.

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

We do not hold a controlling financial interest in the NewGen Partnership. As such, we have applied the equity method of accounting for our 50% interest in the NewGen Partnership. Our investment in the NewGen Partnership, $25.1 million, is included within other long-term assets in the consolidated balance sheet as of December 31, 2020.

Cascade Partnership

On July 2, 2020, we sold one facility to an affiliate of Cascade for $26.1 million, using proceeds from the sale to retire HUD financed debt of $10.5 million, pay aggregate prepayment penalties and other closing costs of $1.0 million, and partially fund our investment in the Cascade Partnership. Cascade also acquired eight facilities that we operated under a master lease agreement with Second Spring. We continue to operate all nine of these facilities subject to a new master lease agreement with affiliates of Cascade. The master lease agreement contains an initial term of 10 years with one five-year renewal option and base rent of $20.7 million with no rent escalators for the first five years and annual rent escalators of 2.5% thereafter. We also obtained a fixed price option to purchase the nine facilities for $251.6 million that is exercisable from July 2023 through June 2025. We executed a promissory note with Cascade for $20.3 million, which was subsequently converted into a 49% membership interest in the Cascade Partnership. We also hold a subordinated equity interest in the Cascade Partnership of $10.0 million.

Other Financing Activities

Mortgages and other secured debt (non-recourse) refinancings

During the years ended December 31, 2020 and 2019, a portion of the Next Partnership’s term loan facility was refinanced via five new HUD insured loans with an aggregate initial principal balance of $67.8 million. The loans mature on dates ranging from January 1, 2055 through June 1, 2055 and bear interest at fixed rates ranging from 2.79% to 3.15%. Proceeds were principally used to repay a portion of the term loan associated with the Next Partnership and fees. The loans had an aggregate outstanding principal balance of $67.0 million and $41.7 million at December 31, 2020 and 2019, respectively.

Divestiture of Non-Strategic Facilities

Consistent with our strategy to divest assets in non-strategic markets, we have exited the inpatient operations of 98 skilled nursing facilities, five assisted/senior living facilities and six behavioral outpatient clinics in 18 states since January 1, 2019, including:

●	The sale and lease termination of nine skilled nursing facilities located in New Jersey and Ohio between January 31, 2019 and February 7, 2019 that were subject to a master lease agreement with Welltower. A loss was recognized totaling $3.6 million.
●	The closure of one skilled nursing facility located in Ohio on February 26, 2019. The facility remains subject to a master lease agreement. A loss was recognized totaling $0.2 million.
●	The lease expiration of one behavioral health center located in California on April 1, 2019. A loss was recognized totaling $0.1 million.
●	The sale and lease termination of two skilled nursing facilities located in Connecticut on May 1, 2019 that were subject to a master lease agreement with Welltower. A loss was recognized totaling $0.8 million.
●	The sale of five owned skilled nursing facilities located in California on May 1, 2019. A gain was recognized totaling $25.0 million.
●	The sale and lease termination of one skilled nursing facility located in Ohio on June 30, 2019. A loss was recognized totaling $0.3 million.
●	The closure of one skilled nursing facility located in Massachusetts on July 1, 2019. The facility remained subject to a master lease agreement with Omega until its sale on January 31, 2020. A loss was recognized totaling $0.2 million.

●	The sale and lease termination of three skilled nursing facilities located in Ohio on July 1, 2019 that were subject to a master lease with Omega. A loss was recognized totaling $0.9 million.
●	The sale and lease termination of six skilled nursing facilities located in Ohio on August 1, 2019, marking an exit from the inpatient business in this state. A loss was recognized totaling $1.6 million.
●	The sale of one owned assisted/senior living facility located in California on August 1, 2019. A gain was recognized totaling $0.3 million.
●	The sale and lease termination of one skilled nursing facility located in Utah on August 1, 2019. A loss was recognized totaling $0.3 million.
●	The sale of one owned skilled nursing facility located in Virginia on August 15, 2019. A gain was recognized totaling $16.5 million.
●	The sale of one owned skilled nursing facility located in Maryland on August 15, 2019 and transfer of operations on September 1, 2019. A gain was recognized totaling $3.9 million.
●	The sale of two owned skilled nursing facilities, one assisted/senior living facility and the lease termination of one skilled nursing facility located in Georgia on August 19, 2019. A gain was recognized totaling $7.5 million.
●	The sale and lease termination of one skilled nursing facility located in Idaho on September 1, 2019. A loss was recognized totaling $0.2 million.
●	The sale of one owned skilled nursing facility located in New Jersey on September 1, 2019. A gain was recognized totaling $11.0 million.
●	The sale of one owned skilled nursing facility located in California on September 17, 2019. A gain was recognized totaling $0.4 million.
●	The sale of one owned skilled nursing facility located in New Jersey on September 27, 2019. A gain was recognized totaling $11.2 million.
●	The sale of one owned skilled nursing facility located in New Jersey on August 27, 2019 and transfer of operations on October 1, 2019. A gain was recognized totaling $7.8 million.
●	The sale and lease termination of one skilled nursing facility located in California on October 1, 2019. A loss was recognized totaling $0.4 million.
●	The sale and lease termination of one skilled nursing facility located in New Jersey on December 1, 2019. A loss was recognized totaling $0.9 million.
●	The sale of three owned skilled nursing facilities located in North Carolina and Maryland on February 1, 2020. A gain was recognized totaling $24.9 million.
●	The transition of operational responsibility for 19 facilities in the states of California, Washington and Nevada to NewGen on February 1, 2020. The transaction included the sale of the real estate and operations of six skilled nursing facilities and transfer of the leasehold rights to seven skilled nursing, five behavioral health centers and one assisted living facility. A gain was recognized totaling $58.8 million.
●	The sale of one owned skilled nursing facility located in California on February 26, 2020. A gain was recognized totaling $3.0 million.
●	The lease termination of one assisted/senior living facility located in Montana on March 4, 2020. A de minimis loss was recognized.
●	The sale of three owned skilled nursing facilities located in New Jersey and Maryland on April 1, 2020. A gain was recognized totaling $21.7 million.
●	The lease termination of two skilled nursing facilities located in Montana on April 1, 2020. A loss was recognized totaling $0.8 million.
●	The lease termination of six skilled nursing facilities located in Florida and Maryland on April 20, 2020. A gain was recognized totaling $11.2 million.
●	The transition of operational responsibility for four additional leased facilities in California to NewGen on May 15, 2020. A gain was recognized totaling $5.1 million.
●	The lease termination of six skilled nursing facilities located in Idaho on June 1, 2020. A gain was recognized totaling $5.3 million.
●	The sale of one owned skilled nursing facility located in Rhode Island on July 6, 2020. A gain was recognized totaling $5.7 million.
●	The transition of operational responsibility for one additional leased facility in Washington to NewGen on October 1, 2020.
●	The lease termination of two skilled nursing facilities located in Connecticut on October 15, 2020.

●	The sale of the real property and divestiture of the operations of five skilled nursing facilities in Vermont on October 30, 2020.
●	The lease termination of one skilled nursing facility located in Rhode Island on November 1, 2020.
●	The sale of one skilled nursing facility in Nevada and one assisted/senior living facility in California to NewGen on February 1, 2021.

Financial Covenants

Should we fail to comply with our debt and lease covenants at a future measurement date, we could, absent necessary and timely waivers and/or amendments, be in default under certain of our existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have a significant adverse impact on our financial position.

At December 31, 2020, we were not in compliance with or had not received waivers with respect to the financial covenants contained in certain of our leases because certain of our other material lease agreements and material debt agreements contain cross-default provisions that are triggered if we are in default of such leases. The lease and debt obligations associated with these agreements have been classified as current liabilities. As of the date of this Form 10-K filing, all rent and debt service payments have been made timely and no material creditors have pursued remedies with respect to breaches of financial covenants.

The ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on our ability to remain in compliance with or return to compliance with our financial covenants through March 16, 2022. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to timely meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

Our ability to maintain compliance with financial covenants required by our debt and lease agreements depends in part on management’s ability to increase revenues and control costs and receive adequate government-sponsored financial support in response to the COVID-19 pandemic as well as possible waivers, deferrals and/or adjustments of debt and lease terms. Due to continuing changes in the healthcare industry, as well as the uncertainty with respect to changing referral patterns, patient mix, and reimbursement rates, it is possible that future operating performance may not generate sufficient operating results to maintain compliance with our quarterly debt and lease covenant requirements.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet covenants required by our debt and lease agreements in the future.

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

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in our rehabilitation therapy services business where it has approximately 150 distinct customers, many being chain operators with more than one location. One of our customers, a related party, comprises $30.5 million, or approximately 44%, of the outstanding contract receivables in the rehabilitation services business at December 31, 2020. See Note 16 – “Related Party Transactions.” A future adverse event impacting this customer or other large customers, resulting in their insolvency or other economic distress would have a material impact on us.

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

In response to COVID-19, and other conditions that raise substantial doubt about our ability to continue as a going concern, we have taken the following measures:

●	We applied for and received government-sponsored financial relief related to the pandemic;
●	We are utilizing the CARES Act payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While we vigorously advocate, for ourselves and the skilled nursing industry, regarding the need for additional government-sponsored funding, we continue to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	We continue to seek and implement measures to adapt our operational model to function for the long-term in a COVID-19 environment;
●	We have pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity; and
●	We are exploring and evaluating a number of strategic and other alternatives to manage and to improve our liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. At December 31, 2020, we were not in compliance with or had not received waivers with respect to the financial covenants contained in certain of our leases containing cross-default provisions with other material lease agreements and material debt agreements. The lease and debt obligations associated with these agreements have been classified as current liabilities. Otherwise, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

Risk and Uncertainties

The ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on our ability to remain in compliance with our financial covenants through March 16, 2022. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our rent obligations, our debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

There can be no assurance that the confluence of these and other factors will not impede our ability to meet our debt and lease covenants in the future.

Off-Balance Sheet Arrangements

As of December 31, 2020, we are subject to lease guaranty agreements on six of the facilities leased by the NewGen Partnership, under which it guarantees all payments and performance obligations of the tenants. As of December 31, 2020, the six leases have undiscounted cash rent obligations remaining of $84.7 million. As of December 31, 2019, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective as of December 31, 2020. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the framework set forth in the report entitled, "Internal Control — Integrated Framework (2013 COSO Framework)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation and the criteria set forth in the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Genesis Healthcare, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Genesis Healthcare, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Directors Continuing in Office Until the 2021 Annual Meeting of Stockholders (Class I)

Robert H. Fish, age 70, has served as our Chief Executive Officer since January 2021 and a member of our board of directors since 2013, when he joined Skilled Healthcare as Chief Executive Officer. He served as Skilled Healthcare Group, Inc.’s (Skilled Healthcare) Chief Executive Officer until it combined with Genesis Healthcare in 2015. Mr. Fish served as President, Chief Executive Officer and Director of Quorum Health Corporation, a publicly-held operator of general acute care hospitals and outpatient services, from 2018 to 2020. During his career, Mr. Fish has served as Chairman, President or CEO of a number of healthcare companies. From 2012 until he joined Skilled Healthcare in 2013, Mr. Fish served as Managing Partner of Sonoma-Seacrest, LLC, a California health care firm specializing in strategic planning, performance improvement and merger and acquisition issues. From 2008 to 2012 he served as Chairman of REACH Medical Holdings, a regional air medical transport company, from 2005 to 2006 he served as Executive Chairman of Coram, Inc., a large home infusion provider, from 2003 to 2007 he served as Lead Director of Genesis HealthCare Corporation and from 2002 to 2003 he served as Chairman and Chief Executive Officer of Genesis Ventures, a long-term care and institutional pharmacy company and predecessor in interest to Genesis Healthcare Corporation. From 2017 to January 2021, Mr. Fish has served as a director and member of the audit committee of American Renal Associates Holdings, Inc., a publicly-held provider of outpatient dialysis services. From 2013 to 2018, Mr. Fish has served as a member of the board of directors of the non-profit St. Helena Hospital Foundation in Northern California. Mr. Fish served as President and Chief Executive Officer of St. Joseph Health System—Sonoma County and Valleycare Health System, both of which are regional hospital systems in Northern California. Mr. Fish was selected to serve as a director due to his extensive experience as a healthcare company executive, including in the long-term care industry.

Arnold Whitman, age 69, has served as a member of our board of directors since 2015. Mr. Whitman is Co-Founder and Chairman of Formation Capital, LLC (Formation Capital). He has over 25 years’ experience in the seniors housing and healthcare industry. In 1999, Mr. Whitman created Formation Capital as an advisory and equity investment firm for seniors housing and healthcare. Since founding the company, Mr. Whitman has overseen the investment of over $5 billion in seniors housing assets managed by Formation Capital. Prior to co-founding Formation Capital, Mr. Whitman founded Health Care Capital Finance (HCCF), a private debt provider, where he developed a successful securitization program for seniors housing assets. Following the merger of HCCF into PRN Mortgage Capital, Mr. Whitman continued to oversee over $2 billion of debt investments into seniors housing and care. Mr. Whitman began his career in healthcare in 1985 as a Director of Acquisitions for MediPlex and then as a Vice President of Meditrust in 1986. Mr. Whitman is a current board member and Chairman Emeritus of the National Investment Center for Seniors Housing and Care Industries and also serves on the executive board of the American Seniors Housing Association. He is also a partner in Generator Ventures, LLC and Aging 2.0, a principal in Prime Care Properties, LLC and a board member of Care Institute Group, Inc. He served on the board of FC-GEN until the consummation of the Combination in 2015. Mr. Whitman was selected to serve as a director due to his extensive experience in the healthcare industry, and particularly with companies who serve seniors.

Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders (Class II)

Robert Hartman, age 64, has served as a member of our board of directors since 2015. Mr. Hartman has been the Chairman of NuCare Services Corp., which provides business and financial consulting services to the long term care industry, since 1984, and a Senior Advisor to Next Healthcare Capital LLC, a healthcare real estate investment firm, since 2013. Mr. Hartman has over 35 years of development and operational experience in providing senior services ranging from assisted living to post-acute care. He has been involved with the start-up and creation of over 30 businesses primarily related to the healthcare and real estate fields. He sits on the board of Formation Development Group. Additionally, Mr. Hartman is Principal and Founder of Midway Capital Partners, a private equity fund that invests in real estate, hospitality and healthcare development opportunities. He served on the board of FC-GEN until the consummation of the Combination in 2015. Mr. Hartman has served as co-President of the Illinois Council on Long Term Care, a

statewide trade association. He served for six years as a Trustee of Northeastern Illinois University and for 18 years as the Chairman of the Board of Trustees of Keshet, an educational, camping and social service organization for individuals with special needs. He is also a Trustee of the Simon Wiesenthal Center. Mr. Hartman was selected to serve as a director due to his great breadth and depth of operational and financial experience that he has in the senior services industry.

James V. McKeon, age 56, has served as a member of our board of directors since 2015. Mr. McKeon is currently the President of Valentine Associates LLC (Valentine Associates), a position he has held since 2009. Valentine Associates is a Pennsylvania-based consulting firm specializing in finance, strategic planning, performance improvement and merger and acquisition issues. From 2003 to 2007, Mr. McKeon served as Executive Vice President and Chief Financial Officer for Genesis Healthcare Corporation, and then he served in that same role with Genesis Healthcare LLC in 2008. From 1994 to 2003, he held various positions at Genesis Health Ventures, LLC (Genesis Health Ventures): he was Senior Vice President and Corporate Controller from 2000 to 2003, Vice President and Corporate Controller from 1997 to 2000 and Director, Finance and Investor Relations from 1994 to 1995. Mr. McKeon started his career at KPMG Peat Marwick (KPMG), a professional services company, where he worked from 1986 until 1994. He held a variety of positions at KPMG during his tenure and was a senior manager upon departure. Mr. McKeon also serves as Chairman for Educational Credit Management Corporation (ECMC), a not-for-profit focused on ensuring adequate liquidity to finance secondary education, a position he has held since 2020. Mr. McKeon also serves as Chairman of both the Audit Committee and the Governance and Compensation Committee for ECMC. Mr. McKeon joined the board of ECMC in 2009. Mr. McKeon also serves on the board of directors for several privately-held companies and on the Board of Trustees of Sanford School, a private school located in Hockessin, Delaware. Mr. McKeon was selected to serve as a director due to his extensive experience in the healthcare industry, as well as his familiarity with the Company and its predecessor companies.

Directors Continuing in Office Until the 2023 Annual Meeting of Stockholders (Class III)

James H. Bloem, age 70, has served as a member of our board of directors since 2015. Mr. Bloem has served as a director and business consultant to various public and private companies, mainly in the health-care industry, since his retirement in 2013 after 13 years as Senior Vice President, Chief Financial Officer, and Treasurer of Humana, Inc. (Humana), one of the nation’s largest health-benefit companies. At Humana, he had responsibility for all of Humana’s accounting, actuarial, analytical, financial, tax, risk management, treasury, and investor relations activities. Mr. Bloem currently serves as a director of Rotech Healthcare, Inc. (publicly-held until 2012), a leading provider of home medical equipment and related services, where he serves as chairman of the audit committee. He also previously served as a director of Genesis Health Ventures, Inc. from 2001-2003 and NeighborCare from 2003-2005. Mr. Bloem’s financial background and experience qualify him as an “audit committee financial expert” under SEC rules. Mr. Bloem was selected to serve as a director due to his extensive experience in the healthcare industry, including as an executive officer of Humana, as well as his leadership skills and financial knowledge.

David Harrington, age 76, has served as a member of our board of directors since March 2, 2021. Early in his career, Mr. Harrington developed child and family health centers in low-income communities in the USA and Mexico. With the growth of HMOs, in 1982, Mr. Harrington shifted to for profit health services initiatives, specifically, on risk contracting opportunities for providers and physicians. In 1986, he joined Aetna Health Plans as a vice-president, first, in the managed behavioral health arena and, then, as Business Sponsor of new technology initiatives in healthcare before leaving in 1994. The next year, Mr. Harrington founded and led DASH Business Group, a health services advisory and business development firm. One early prominent role (1994-1996) was as adviser and then interim CEO of Physicians Quality Care, then the largest independent physician risk contracting company in Illinois. While DASH continued advising many health care clients, Mr. Harrington took a leave of absence in 2001 to become Chief Executive and Chairman of American Imaging Management, improved the company's performance dramatically, managed it through an MBO and then sold AIM to Anthem in 2007 where it still operates as a successful free-standing entity with many health plans as clients. When returning to DASH in 2008, Mr. Harrington accepted a role as Operating Advisor to Nautic Partners, a mid-level private equity firm where he participated in the evaluation and selection of numerous investments in healthcare services. Also at Nautic, Mr. Harrington co-invested and served as a board member at Reliant Health (2010), All Metro Home Care (Chairman)(2011) and Healthcare Payments Services (Executive Chairman)(2016), all highly successful Nautic ventures. In 2012, MR. Harrington joined Mr. Joel Landau in forming Pinta Partners where they have worked to transform health services to the chronically ill; today, Pinta is involved in every manner of creative health solutions for the chronically ill. Concurrently, Mr. Harrington extended his interest in technology platforms in health care by investing in and serving as a board member at Intelligent Medical Objects (IMO), the "white label," clinical backbone of today's EMR which was sold to Warburg Pincus in 2016. Today, Mr. Harrington focuses the bulk of his time on seniors care services while still available to advise young entrepreneurs who bring the next new solutions in healthcare service delivery. Mr. Harrington was selected to serve as a director because of his extensive industry experience in critical areas of healthcare delivery management.

John Randazzo, age 66, has served as a member of our board of directors since March 2, 2021. Mr. Randazzo has served as Executive Chairman of Waters Edge Dermatology, one of the largest dermatology practices in the United States, since 2018. He has also served as Executive Chairman of Sentry Data Systems, a provider of pharmacy technology solutions to hospitals, since 2015.  Mr. Randazzo has served as a board member of several other companies, including Experity, the largest electronic medical record and revenue cycle management company for urgent care, and IMC, a large Medicare focused medical group, since 2016. He was a co-founder and Chief Executive Officer of FastMed, the second largest independent urgent care company, before becoming its Executive Chairman.  From 2005 to 2007, Mr. Randazzo was CEO of Touchstone Health Care, a managed Medicare company with more than $100 million in revenue. From 2000 to 2003, he served as CEO of BenefitPoint, an employee benefits technology firm now part of Vertifore.  From 1997 to 2000, he was President and CEO of Women's Health Connecticut Inc., a services-based physician practice management and infertility organization. From 1995 to 1997, he was President and CEO of Value Oncology Science, a specialty health care provider.  Mr. Randazzo has served as a senior advisor to global private equity firm, Warburg Pincus, for over 20 years. Mr. Randazzo was selected to serve as a director because of his extensive experience in the healthcare and technology fields, corporate finance and entrepreneurship.

Arrangements Pursuant to Which Directors Were Selected

The Purchase and Contribution Agreement, dated as of August 18, 2014 and amended as of January 5, 2015 (as so amended, the Purchase Agreement) and entered into between Skilled Healthcare and FC-GEN Operations Investment, LLC, a subsidiary of the Company (FC-GEN), pursuant to which the combination of Skilled Healthcare with FC-GEN was effected, provided that each of the parties would take all actions necessary to provide that, at the closing of the combination (which occurred on February 2, 2015), two (2) individuals designated by Skilled Healthcare, four (4) individuals designated by FC-GEN and five (5) individuals designated jointly by Skilled Healthcare and FC-GEN would be appointed to our board of directors. Each of Messrs. Bloem, Fish, Hartman, McKeon and Whitman were appointed in 2015 pursuant to the Purchase Agreement.

The Investment Agreement dated as of March 2, 2021 (the Investment Agreement) and entered into between FC-GEN and ReGen Healthcare LLC (ReGen), pursuant to which, among other things, ReGen  purchased for $50,000,000 a convertible promissory note of FC-GEN which is convertible into 69,500,755 baskets of securities, each comprised of one Class A common unit of FC-GEN (Class A Unit) and one Class C common stock of Genesis, subject to adjustment, which represent 25% of the fully diluted share capital of the Company, provided that ReGen could designate two members to our board of directors. Each of Messrs. Harrington and Randazzo were appointed in March 2021 pursuant to the Investment Agreement.

Executive Officer Biographical Information

The following sets forth biographical information regarding our executive officers (as defined in applicable SEC rules) as of March 12, 2021, other than our Chief Executive Officer, Mr. Fish, whose biographical information is set forth above under “Director Biographical Information.”

Thomas DiVittorio, age 52, has served as our Executive Vice President and Chief Financial Officer since September 2018 and as our Senior Vice President and Chief Financial Officer from the Combination to September 2018 and he served in the same capacity for Genesis Healthcare LLC from 2008 to 2015. He served in various corporate finance positions with Genesis Healthcare Corporation from 1996 to 2007, including Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining Genesis Healthcare Corporation, Mr. DiVittorio was employed by KPMG LLP. Mr. DiVittorio is a certified public accountant.

Paul D. Bach, age 62, has served as our Chief Operating Officer since January 1, 2017.  He previously served the Company as the Executive Vice President of the Mid-Atlantic/Southeast Division from 2006 through 2016.  From 1997 to 2006, Mr. Bach served the Company as the Senior Vice President of the Capital Region.  From 1984 to 1997, Mr. Bach served the Company in various roles, including Regional Vice President, Regional Director and Nursing Home Administrator.

JoAnne Reifsnyder, PhD., RN, FAAN, age 62, has served as our Executive Vice President, Clinical Operations, and Chief Nursing Officer since the Combination and she served as Senior Vice President, Clinical Operations of Genesis Healthcare LLC from 2012 to 2015. Prior to joining Genesis Healthcare LLC, Dr. Reifsnyder was Senior Vice President of Care Transitions for CareKinesis and Program Director, Health Policy, at Jefferson School of Population Health, and has held numerous other administrative, clinical and academic positions spanning a 35-year career. She was formerly the President of the Board of Directors for the Hospice and Palliative

Nurses Association, and currently serves on the Board of the Hospice Foundation of America and the Board of the Hospice Nurses Foundation. She is a member of the American Nurses Association, the American Organization of Nurse Executives, the National Gerontological Nurses Association and Sigma Theta Tau International, the Honor Society of Nursing. Dr. Reifsnyder completed a postdoctoral fellowship in psychosocial oncology at the University of Pennsylvania School of Nursing, and holds a PhD in nursing from the University of Maryland, a Master’s Degree in nursing from Thomas Jefferson University, a BSN from Holy Family College and an MBA from George Washington University. She holds an appointment as Adjunct Assistant professor in the School of Nursing at the University of Pennsylvania and Affiliate Associate Professor at the University of Maryland School of Pharmacy. Dr. Reifsnyder was inducted as a Fellow in the American Academy of Nursing in 2015.

Richard A. Feifer, MD, MPH, FACP, age 54, has served as our Executive Vice President since 2020, the President of Genesis Physician Services, a wholly-owned subsidiary (GPS), since 2019, and Chief Medical Officer since 2016.  Prior to joining Genesis, Dr. Feifer was Chief Medical Officer of National Accounts and Vice President of Clinical Consulting, Strategy & Analysis with Aetna, one of the nation’s largest health plans and managed care organizations, from 2010 to 2016. He held various leadership roles at Medco Health Solutions, at the time the nation’s largest pharmacy benefit management company, from 2000 to 2010, most recently serving as Vice President of Clinical Program Innovation & Evaluation.  Dr. Feifer has served on the Board of Directors/Commissioners of the Accreditation Commission for Health Care (ACHC) since 2018 and he has served as the Chair of the Ethics Committee of such Board since 2020. A graduate of Brown University and the University of Pennsylvania School of Medicine, Dr. Feifer is a board-certified internist with experience in population health, primary care, geriatrics, and urgent care medicine.  Dr. Feifer received his MPH in Health Services Management from Columbia University, and has been an Assistant Clinical Professor at the University of Connecticut since 2012.

Michael S. Sherman, age 52, has served as our Senior Vice President, General Counsel, Secretary and Assistant Treasurer since the Combination and he served in the same capacity for Genesis Healthcare LLC from 2009 to 2015. Mr. Sherman previously served as Genesis Healthcare Corporation’s Assistant General Counsel from 1997 to 1999, as Vice President and Deputy General Counsel, Strategic Development, from 1999 to 2004, and as Senior Vice President, Mergers and Acquisitions, from 2006 until 2009.

Code of Conduct

We maintain a code of business conduct and ethics entitled “The Genesis Healthcare Code of Conduct,” which is applicable to our directors, officers and employees and any independent contractors performing functions similar to those of employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct addresses ethical conduct, commitment to quality care, full, fair and accurate disclosure in documents that we file with the SEC and other regulatory agencies, compliance with laws, regulations and professional standards, and the process for reporting suspected violations of the code. You can access our Code of Conduct, free of charge, on the corporate governance page in the investor relations section of our website at www.genesishcc.com. Information contained on, or accessible through, any website referenced herein does not constitute a part of this Annual Report on Form 10-K. In the event of any future amendments to certain provisions of our Code of Conduct, or waivers of such provisions, applicable to our directors and executive officers, we intend to disclose such amendments or waivers at the same location on our website identified above.

Audit Committee

We have a standing Audit Committee. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm and for reviewing and discussing with our management and our independent registered public accounting firm our audited and unaudited consolidated financial statements included in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and earnings press releases. The Audit Committee carries out its responsibilities in accordance with the terms of its charter. The Audit Committee has authority to retain any independent counsel, experts or advisors (accounting, financial or otherwise) that the committee believes to be necessary or appropriate. A copy of the Audit Committee charter is available under the “Corporate Governance” section of the Company’s website, www.genesishcc.com.

During fiscal year 2020, the Audit Committee consisted of Messrs. Bloem (Chair) and DePodesta and Ms. Rappuhn and held 14 meetings. Since March 2, 2021, the Audit Committee has consisted of Mr. Bloem. Our board of directors has determined that the members of our Audit Committee are financially literate under the current listing standards of the NYSE and are independent under the NYSE standards and the requirements of SEC Rule 10A-3. Our board of directors has determined that Mr. Bloem qualifies, and that Ms. Rappuhn had also qualified, as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K of the

Exchange Act of 1934, as amended (the Exchange Act).

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers by us or our subsidiaries during the fiscal years ended December 31, 2020, 2019 and 2018.

v
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards (2)($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
George V. Hager, Jr	2020	900,000	5,194,297	--	--	41,605	(3)	6,135,902
Chief Executive Officer	2019	900,000	--	1,080,626	973,000	41,605		2,953,626
	2018	900,016	393,757	892,500	540,010	41,605		2,767,888
Thomas DiVittorio	2020	525,000	40,000	213,750	--	--		778,750
Chief Financial Officer	2019	525,000	--	271,986	185,000	--		981,986
	2018	525,000	92,000	442,442	126,000	--		1,185,442
Paul Bach	2020	525,000	105,000	194,750	--	--		824,750
Executive Vice President and Chief	2019	525,000	--	271,986	175,000	--		971,986
Operating Officer	2018	525,000	92,000	442,442	126,000	--		1,185,442

_____________

(1)

For 2020, consists of (i) a retention payment in the amount of $5,194,297 to Mr. Hager and (ii) a special recognition bonus in the amounts of $40,000 and $105,000 to Messrs. DiVittorio and Bach, respectively. Mr. Hager subsequently returned to the Company $615,000 of his retention payment, which represented a pre-tax portion of the retention payment equal to $1,014,000. Additional information is set forth under “Employment Agreements” below.

(2)

The amounts shown represent the aggregate grant date fair value of the respective equity awards granted in the year indicated (for 2020, the maximum number of shares multiplied by the closing price of our common stock on the NYSE on the date of grant), as computed in accordance with FASB ASC Topic 718. The applicable assumptions are described in greater detail in Note 14 – “Stock-Based Compensation,” in the notes to our consolidated financial statements included elsewhere in this report. Awards granted in 2020 consisted of service-vesting restricted stock units. These awards vest over a four-year period from the date of grant, with one-fourth vesting on each anniversary of the grant date, subject to the grantee’s continued service to the Company. Additional details are set forth under “Outstanding Equity Awards at Fiscal Year-End” below.

(3)	Consists of premiums paid by the Company on behalf of Mr. Hager on a $3.0 million whole life insurance policy.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by our Named Executive Officers at December 31, 2020.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(3)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

		Time Based		Performance Based
		Restricted Stock Units		Restricted Stock Units
Mr. Hager	5-14-2019	137,500	66,000	206,250	99,000
	5-14-2019	133,333	64,000	200,000	96,000
	6-6-2018	250,000	120,000	--	--
Mr. DiVittorio	6-2-2020	225,000	108,000	--	--
	5-14-2019	68,166	32,720	102,250	49,080
	6-6-2018	123,932	59,487	--	--
Mr. Bach	6-2-2020	205,000	98,400	--	--
	5-14-2019	68,166	32,720	102,250	49,080
	6-6-2018	123,932	59,487	--	--

___________________________________

(1)

The number of shares reflects the maximum number of shares that could vest after December 31, 2020 if the applicable vesting criteria are met. The number consists of time-based restricted stock units that vest ratably over a three-year period from the date of grant (a four-year period for the 2020 awards), with one-third vesting on each anniversary of the grant date (one-fourth for the 2020 awards), subject to the grantee’s continued service to the company, provided, however, that for the awards granted in 2018, as a result of the achievement of a performance target, the number also includes the performance based restricted stock units originally granted in 2018 and those shares will vest on the third anniversary of the grant date.

(2)

The value shown was calculated by multiplying the number of shares shown in the table by $0.48, the closing price of our Class A common stock on the NYSE on December 31, 2020 (the last business day of the year).

(3)

The number of shares reflects the maximum number of shares that could vest after December 31, 2020 if the applicable vesting criteria are met. Consists of performance-based restricted stock units that vest three years after the award date if prior to such date the company achieves specified performance targets, with the 33% of such units becoming eligible to vest per target achieved.

Employment Agreements with the Named Executive Officers

George V. Hager, Jr. On April 1, 2019, the company entered into an amended and restated employment agreement with Mr. Hager which sets forth the terms and conditions of his service with the company as its Chief Executive Officer. Mr. Hager’s agreement will continue in effect for an initial term until December 31, 2022. Mr. Hager’s employment agreement provides that his base salary, which is currently $900,000, will be reviewed periodically and may be increased, but not decreased, in an effort to maintain Mr. Hager’s compensation level at market as compared to other CEOs in companies of a similar size and in the same industry. Mr. Hager is eligible for a target annual bonus of 115% of his base salary and for certain equity incentive grants. Mr. Hager will also be entitled to participate in any welfare benefit plans and pension, retirement, profit sharing, deferred compensation or savings plans sponsored by the company and will be entitled to receive perquisites generally provided to other executive officers of the company, as well as $3 million of “whole life” life insurance coverage.

Mr. Hager’s employment agreement provides that the company shall pay severance benefits in certain situations upon his termination of employment. Mr. Hager’s employment agreement includes a non-competition provision that states that Mr. Hager will not, subject to certain listed exceptions, compete with the company or solicit the company’s customers or employees during employment and for the two-year period following the termination of employment. The employment agreement also contains covenants relating to the treatment of confidential information and 2-year post-termination cooperation provisions.

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

As a condition of receiving the CEO Retention Payment, Mr. Hager agreed that any cash severance or termination pay otherwise payable in the event of termination or resignation prior to December 31, 2022 for Mr. Hager under any other agreement between him and the Company will be reduced on a dollar-for-dollar basis by the amount of any retained CEO Retention Payment, but not to an amount less than zero.

On January 5, 2021, Mr. Hager became eligible for severance benefits under his employment agreement upon his departure, subject to his execution and nonrevocation of a release of claims. His severance is offset by the retention benefit provided to him in November 2020, provided that, to mitigate certain adverse tax consequences, Mr. Hager repaid to the Company an amount of the retention benefit equal to the value of the severance benefits that are subject to Internal Revenue Code (IRC) Section 409A, and such amounts will be paid by the Company (commencing at various times during 2022) when due under the employment agreement severance provisions; moreover the value of continued health coverage that is not subject to IRC Section 409A (approximately $9,000) is being provided to Mr. Hager in a cash lump sum. The Company also awarded Mr. Hager a special cash bonus of $650,000 in recognition of his exemplary leadership during the COVID-19 pandemic during 2020. Mr. Hager has agreed to provide consulting services to the Company following his departure. In exchange for an up-front cash fee of $300,000, Mr. Hager has agreed to provide such services for at least three months, though the Company and Mr. Hager may mutually agree to extend the arrangement. This consulting arrangement secures Mr. Hager’s services to the Company during an extraordinary time and while federal and state authorities are considering material and critical financial support for the Company and industry and thereby facilitates his continued participation in industry-led efforts in which he has taken a leadership role. Mr. Hager also is being paid his full 2020 annual incentive payment, and Mr. Hager has agreed not to assert entitlement to any additional 2020 annual incentive.

Thomas DiVittorio and Paul Bach. On February 2, 2015, we entered into an employment agreement with Mr. DiVittorio. On March 2, 2015, we entered into an employment agreement with Mr. Bach. Each of the employment agreements provides for an initial term of two years and will automatically renew for successive one-year periods unless either party provides at least 90 days’ advance notice of non-renewal. The annual base salaries for the executives are currently $525,000 for each of Messrs. DiVittorio and Bach. Their base salaries will be reviewed periodically and may be increased, but not decreased, by the company. In addition, they are eligible to participate in company sponsored long-term incentive plans, including equity incentive plans, on terms and conditions similar to other senior executive officers generally and at a level generally consistent with their positions.

Director Compensation

The company’s non-employee director compensation policy provides that members of our board of directors who are not employed by us or any of our subsidiaries shall be compensated as follows:

●	Each member shall receive an annual cash retainer of $75,000 ($235,000 for the period of June 1, 2020 to May 31, 2021), payable in equal quarterly installments, for their service on the board of directors.
●	The chairpersons of our Audit Committee, Compensation Committee and Corporate Governance Committee shall receive an additional annual fee of $36,000, $20,000 and $20,000, respectively, for their service in that capacity, and the other members of those respective committees shall receive an annual fee of $18,000, $8,000 and $8,000, respectively, for their service on such committees, in each case payable in equal quarterly installments.
●	Each member shall receive a fee of $2,000 for each Board meeting that he or she attends during the period of June 1, 2020 through May 31, 2021.
●	The Chair of the Special Committee shall receive a fee of $50,000 per month in lieu of meeting fees commencing as of January 1, 2021.
●	Our Chairman of the board of directors shall receive an additional $125,000 annual fee ($150,000 for the period of June 1, 2020 to May 31, 2021) for his or her service in that capacity, of which $25,000 is paid in the form of restricted stock units. This additional cash fee to our Chairman of the board of directors is payable in equal quarterly installments, and can be made, at the Chairman’s election, either in cash or in shares of our Class A common stock.
●	The Lead Independent Director shall receive an additional $40,000 annual fee payable in equal quarterly payments.

In addition to the foregoing compensation that our applicable directors receive, our non-employee director compensation policy provides that each non-employee director will annually receive $160,000 of restricted stock units on or as of the date of our annual meeting of shareholders determined using either (i) the average sale price of company common stock for the 40 trading days before the trading day before the annual meeting, or (ii) such other price as the Corporate Governance Committee shall determine. The units granted to the non-employee directors will vest in full one year from the date of grant (subject to continued service), and the vesting of the units will accelerate in full upon the death or disability of the grantee, or upon a change in control of our company (as defined in the equity incentive plan). On June 3, 2020 the company granted 124,079 restricted stock units to each non-employee director, which was the same number of restricted stock units granted to the directors in 2019 and which was approximately 38% fewer awards than the directors were otherwise entitled to receive under the non-employee director policy. Each of the non-employee directors subsequently voluntarily forfeited their 2020 restricted stock units.

Lastly, each of our non-employee directors will be reimbursed for out-of-pocket expenses incurred for attendance at board and committee meetings. We do not offer our non-employee directors any perquisites or other forms of compensation for service on our board of directors.

The following table summarizes the compensation received by our non-employee directors for their services during fiscal year 2020. As noted above, Mr. Hager, who was an employee director, did not receive additional compensation for his service on our board of directors in 2020.

Director	Fees Earned or Paid In Cash($)(1)	Stock Awards ($)(2)	Total ($)
James H. Bloem	312,750	N/A	312,750
John F. DePodesta	305,250	N/A	305,250
Robert H. Fish	411,500	N/A	411,500
Robert Hartman	255,750	N/A	255,750
James V. McKeon	290,750	N/A	290,750
Terry Rappuhn	290,250	N/A	290,250
Arnold Whitman	257,750	N/A	257,750

__________________________

(1)	Represents fees paid to directors for their service on our board of directors and its committees as described above.
(2)

Each director received an award of 124,079 restricted stock units with a grant date fair value, as computed in accordance with FASB ASC Topic 718, of $117,875. Mr. Fish, as Chairman, received an additional award of 19,387 restricted stock units with a grant date fair value, as computed in accordance with FASB ASC Topic 718, of $18,418. Each restricted stock unit represented the contingent right to receive one share of our Class A common stock. The restricted stock units were to vest in full on June 3, 2021 (generally subject to continued service). Each of the directors subsequently voluntarily forfeited their restricted stock units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows ownership of our common stock as of March 12, 2021 by: (i) each person known to us to own beneficially more than five percent (5%) of any class of our capital stock; (ii) each director; (iii) our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, who were our three most highly compensated executive officers for the year ended December 31, 2020 (collectively, the Named Executive Officers); and (iv) all of our current directors and executive officers as a group.

	Shares Beneficially Owned(1)
	Shares of Class A Common Stock	Rights to Acquire Class A Common Stock (2)	Class A Percentage (3)	Shares of Class C Common Stock	Class C Percentage	Percentage of Outstanding Vote
Stockholders holding 5% or more:
ReGen Healthcare, LLC(4)	--	--	--	69,500,755	55.9%	29.3%
Arnold Whitman(5)	8,759,108	19,382,477	21.5%	19,163,061	34.9%	16.8%
Isaac Neuberger(6)	10,044,233	6,448,510	14.0%	6,447,387	11.7%	9.9%
Steven Fishman(7)	8,030,840	8,340,942	13.6%	8,339,490	15.2%	9.8%
Welltower Inc. (8)	9,564,576	--	8.6%	--	--	5.7%
David Reis(9)	1,008,775	8,305,866	7.8%	8,304,420	15.1%	5.6%
Robert Hartman(10)	2,519,156	3,743,303	5.4%	3,566,603	6.5%	3.7%
Steven D. Lebowitz(11)	5,962,863	--	5.3%	--	--	3.6%
Directors:
James H. Bloem	59,802	244,729	*	--	--	*
David Harrington	--	--	*	--	--	--
Robert H. Fish	218,639	323,918	*	--	--	*
Robert Hartman(10)	2,519,156	3,743,303	5.4%	3,566,603	6.5%	3.7%
James V. McKeon	10,000	304,531	*	--	--	*
John Randazzo	--	--	*	--	--	*
Arnold Whitman(5)	8,759,108	19,382,477	21.5%	19,163,061	34.9%	16.8%
Named Executive Officers:
George V. Hager, Jr. (12)	1,551,082	1,819,641	3.1%	892,403	1.6%	2.1%
Paul Bach	271,189	276,387	*	186,497	*	*
Thomas DiVittorio	465,228	462,919	*	372,996	*	*
All current executive officers and directors as a group (12 persons)	12,907,104	25,102,098	27.8%	23,832,612	43.4%	22.5%

____________________

* Less than 1%

(1)

Unless otherwise noted, percentage ownership is based on 111,728,783 shares of our Class A common stock, 744,396 shares of our Class B common stock and 54,877,924 shares of our Class C common stock outstanding on March 12, 2021. Restricted stock units vesting within sixty days of March 12, 2021 are deemed outstanding for purposes of computing the share amount and percentage ownership of the person holding such units, but we do not deem them outstanding for computing the percentage ownership of any other person. The person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, unless otherwise noted below.

(2)

Except as otherwise noted, consists of shares of Class A common stock which the person has a right to acquire upon exchange of Class A Common Units of FC-GEN Operations Investment, LLC (OP Units) for one share of Class A common stock and/or conversion of shares of our Class B common stock or Class C common stock at a ratio of 0.00017411 to one. In addition, it includes the following number of shares of Class A common stock that the person has a right to acquire upon settlement of restricted stock units that are vested as of March 12, 2021 but for which settlement has been deferred: Mr. Bloem, 244,729; Mr. Fish, 323,918; Mr. McKeon, 304,531; Mr. Hartman, 176,079; and Mr. Whitman, 216,079.

(3)

Giving effect to conversion of all shares of our Class B and Class C common stock and exchange of all OP Units held by the named individual or group. Also includes shares of our Class A common stock to be issued upon the vesting of restricted stock units within 60 days of March 12, 2021, as detailed above.

(4)	Consists of Class C Common Stock that ReGen Healthcare, LLC has a right to acquire upon conversion of a convertible promissory note.
(5)

Based upon the Schedule 13D/A filed with the SEC on November 5, 2018 by, among others, Mr. Whitman, and a Form 4 filed by Mr. Whitman on June 3, 2020. Includes sole voting and dispositive power over 99,952 shares of our Class A common stock and shared dispositive power over 27,825,554 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis. Mr. Whitman’s address is c/o Genesis Healthcare, Inc., 101 East State St., Kennett Square, PA, 19348.

(6)

According to the Schedule 13D/A filed with the SEC on November 5, 2018 by, among others, Mr. Neuberger. Includes shared voting and dispositive power over 16,491,620 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis. Mr. Neuberger’s address is One South Street, 27th Floor, Baltimore, Maryland 21202.

(7)

Based upon the Schedule 13D/A filed with the SEC on November 5, 2018 by, among others, Mr. Fishman, and a Form 4 filed by Mr. Fishman on March 8, 2019. Includes sole voting and dispositive power over 3,344,608 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis, and shared dispositive power over 13,027,175 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis. Mr. Fishman’s address is 1617 JFK Boulevard, Suite 545, Philadelphia, PA 19103.

(8)	According to the Schedule 13G/A filed with the SEC on February 14, 2018 by Welltower Inc., a Delaware corporation. The address of Welltower Inc. is 4500 Dorr Street, Toledo, Ohio 43615.
(9)

Based upon the Schedule 13D filed by Mr. Reis with the SEC on February 28, 2019. Includes sole voting and dispositive power over 436,848 shares of our Class A common stock and shared voting and dispositive power over 8,877,793 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis. Mr. Reis’ address is 500 Mamaroneck Ave., Suite 406, Harrison, NY 10528.

(10)

Based upon the Schedule 13D/A filed with the SEC on November 5, 2018 by, among others, Mr. Hartman and a Form 4 filed by Mr. Hartman on June 3, 2020. Includes sole voting and dispositive power over 284,729 shares of our Class A common stock and shared dispositive power over 5,977,730 shares of our Class A common stock, including Class C common stock and OP Units on an as-converted, as-exchanged basis. Mr. Hartman’s address is c/o Genesis Healthcare, Inc., 101 East State St., Kennett Square, PA, 19348.

(11)

According to the Schedule 13G/A filed by Mr. Lebowitz with the SEC on January 29, 2021. Includes sole voting and dispositive power over 200,000 shares, shared voting over 5,472,863 shares and shared dispositive power over 5,762,863 shares of our Class A common stock. Mr. Lebowitz’s address is 1333 Second Street, Suite 650, Santa Monica, CA 90401.

(12)	Includes 927,083 shares of Class A common stock that will be issued to Mr. Hager in 2021 and 2022 pursuant to restricted stock units.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2020, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our board of directors upon exercise of options, warrants or rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by stockholders	8,369,182	$ N/A	7,438,737
Plans not approved by stockholders	N/A	N/A	N/A
Total	8,369,182	$ N/A	7,438,737

___________________________

(a)	Represents restricted stock units covering 8,369,182 shares of common stock outstanding as of December 31, 2020 under the 2020 Omnibus Incentive Plan of Genesis Healthcare, Inc., or the 2020 Plan.
(b)	No exercise price is payable in connection with the issuance of shares covered by the restricted stock units outstanding as of December 31, 2020.
(c)

Represents the number of shares that remained available for issuance under the 2020 Plan as of December 31, 2020. As of March 16, 2021, 7,490,393 shares remained available for issuance under the 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We believe that all of the related party transactions listed below were on terms at least as favorable to us as could have been obtained through arm’s-length negotiations with unaffiliated third parties or, if the transactions were negotiated in connection with acquisitions, the overall terms of such acquisitions were as favorable to us as could have been obtained through arm’s-length negotiations with unaffiliated third parties.

Tax Receivable Agreement

In connection with the closing of the Combination, on February 2, 2015, we entered into a tax receivable agreement (the TRA) with certain members of FC-GEN, which is now a subsidiary of Genesis Healthcare, Inc. that provides for the payment by us to such members of FC-GEN of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (a) any increase in tax basis attributable to the exchange of FC-GEN Class A Units for shares of Class A Common Stock by such members of FC-GEN and (b) the tax benefits related to imputed interest we are deemed to pay under the Code or any provision of state, local or non-U.S. tax law as a result of our payment obligations to such members under the TRA.

The holders of FC-GEN Class A Units (other than Sun Healthcare Group, Inc. and certain of its subsidiaries) have the right (subject to certain limitations) to exchange their FC-GEN Class A Units for shares of our Class A Common Stock or, at the option of Sun Healthcare Group, Inc. (of which we own 100% of the shares), cash. As a result of such exchanges, our indirect share of the tax basis in the assets owned by FC-GEN and certain of its subsidiaries may increase. Any such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax that we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The Internal Revenue Service, however, may challenge all or part of the existing tax basis, tax basis increase and increased deductions, and a court could sustain such a challenge.

Under the TRA, the benefits we are deemed to realize as a result of the increase in tax basis attributable to the members of FC-GEN generally will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no such increase in tax basis.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A Common Stock at the time of an exchange, and the amount and timing of our income.

The TRA also provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, our obligations under the TRA would be based on certain assumptions. As a result of such assumptions, we could be required to make payments under the TRA that are greater or less than the specified percentage of the actual benefits we realize that are subject to the TRA. In addition, if we elect to terminate the TRA early, we would be required to make an early termination payment, which upfront payment may be made significantly in advance of the anticipated future tax benefits.

Payments under the TRA generally will be based on the tax reporting positions that we determine. Although we do not expect the Internal Revenue Service to challenge our tax reporting positions, we will not be reimbursed for any payments previously made under the TRA, but any overpayments will reduce future payments. As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that we actually realize in respect of the tax attributes subject to the TRA.

The full text of the TRA was filed as Exhibit 10.2 to our first Form 8-K filed on February 6, 2015. While our Audit Committee did not review or approve the TRA, our full board of directors unanimously reviewed and approved the form of TRA in conjunction with the approval of the Combination in August 2014 by our board of directors.

Board Observer Rights Agreements

The company entered into a board observer rights agreement, dated February 2, 2015, with Isaac Neuberger, the managing member of stockholders that collectively held approximately 9.9% of the voting securities of the company on a fully as-converted and as-exchanged basis as of March 12, 2021, pursuant to which Mr. Neuberger has been granted observer rights on the board of directors. The agreement provides that the company will invite Mr. Neuberger to attend, in a nonvoting observer capacity, meetings of the board of directors and Mr. Neuberger will have the right to be heard at any such meeting. The company may exclude Mr. Neuberger from access to materials or meetings under certain circumstances. The agreement provides that the company will reimburse Mr. Neuberger for reasonable and documented out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The rights under the agreement will terminate if certain entities of which Mr. Neuberger is the managing member cease to beneficially own more than five (5) percent of our class A common stock. While our Audit Committee did not review or approve the board observer rights agreement, our full board of directors unanimously approved entering into the board observer arrangement with Mr. Neuberger.

The company entered into a board observer rights agreement, dated October 10, 2017, with Steve Fishman, a stockholder that beneficially held approximately 9.8% of the voting securities of the company on a fully as-converted and as-exchanged basis as of March 12, 2021, pursuant to which Mr. Fishman was granted observer rights on the board of directors. The agreement provided that the company would invite Mr. Fishman to attend, in a nonvoting observer capacity, meetings of the board of directors and Mr. Fishman would have the right to be heard at any such meeting. The company could exclude Mr. Fishman from access to materials or meetings under certain circumstances. The agreement provided that the company would reimburse Mr. Fishman for reasonable and documented out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The rights under the agreement were terminable by the company upon written notice to Mr. Fishman. Our Corporate Governance Committee and full board reviewed and approved the board observer rights agreement with Mr. Fishman. On March 5, 2020, our board of directors accepted the resignation of Mr. Fishman as Board Observer.

Consulting Agreement

The company entered into a consulting agreement dated September 15, 2019 with Steve Fishman pursuant to which Mr. Fishman would provide consulting services to the company as reviewed by the Chairman of the Audit Committee and assigned by the Chief Executive Officer of the company. The company paid Mr. Fishman $325,000 and $225,000 for such consulting services during 2019 and 2020, respectively. The Consulting Agreement terminated on March 5, 2020.

FC Compassus – Service Agreements for Hospice and Home Care

On May 1, 2016, the Company entered into agreements with FC Compassus LLC (FC Compassus) designating FC Compassus as a preferred provider for hospice and home care services. Certain of the Company’s healthcare centers have entered into agreements, in the ordinary course of business and on arms-length terms, with FC Compassus for hospice and home care services. Pursuant to those agreements, FC Compassus provides hospice services to approximately 200 of the Company's centers and home care services to a small number of the Company’s centers. We are unable to estimate the approximate dollar amount of these transactions because, depending upon the circumstances of each transaction, payments may be made by the center to the provider, by the provider to the center or by a third party payor to the provider or the center. In December, 2019, the Company provided notice to FC Compassus of non-renewal of the preferred provider designation for home care services, effective April 1, 2020.

Prior to December 31, 2019, Steve Fishman, Robert Hartman, Isaac Neuberger, David Reis and Arnold Whitman indirectly beneficially held ownership interests in FC Compassus LLC totaling less than 10% in the aggregate. On December 31, 2019, Messrs. Fishman, Hartman, Neuberger, Reis and Whitman no longer hold any beneficial ownership interests in FC Compassus.

FC Compassus - Hospice and Home Health Sale

On May 1, 2016, in the ordinary course of business and on arms-length terms, the Company sold the hospice and home health businesses that were operated by subsidiaries of the company to FC Compassus for a purchase price of $84.0 million.  The purchase price was paid $72.0 million in cash and $12.0 million by the delivery to the Company of a promissory note.  FC Compassus paid the outstanding balance of $23.2 million on December 31, 2019.

Trident USA - Mobile Radiology and Laboratory / Diagnostic Services Agreements

Certain of the Company’s healthcare centers have entered into agreements, in the ordinary course of business and on arms-length terms, with Trident USA and its affiliated companies. Pursuant to those agreements, as of December 31, 2019, such companies provided mobile radiology and laboratory/diagnostic services to approximately 326 and 184 of the Company’s centers, respectively.

Depending upon the circumstances of each transaction, payments may be made by the center to the provider, by the provider to the center or by a third party payor to the provider or the center. The amount of fees that the centers paid for these services were $8.4 million in 2019.

Mr. Reis, along with Robert Hartman, Arnold Whitman, Steve Fishman and Isaac Neuberger, indirectly beneficially held ownership interests in Trident USA totaling less than 10% in the aggregate until September 20, 2019, on which date Trident USA reorganized under Chapter 11. Messrs. Reis, Hartman, Whitman, Fishman and Neuberger no longer hold any ownership in Trident USA after such restructuring.

Consulate Healthcare - Therapy Agreements; Promissory Notes

Robert Hartman, Steve Fishman, David Reis, Isaac Neuberger and Arnold Whitman, indirectly hold, in the aggregate, material ownership interests in Consulate Health Care (Consulate). Messrs. Hartman and Neuberger serve on the Board of Consulate.

Between 2015 and 2018, Genesis Rehabilitation Services (GRS), a subsidiary of the Company, entered into agreements, in the ordinary course of business and on arms-length terms, with healthcare centers operated under Consulate, which is an affiliate of Lavie Care Centers, LLC, pursuant to which GRS provides therapy and respiratory services to such centers. The estimated aggregate dollar amount of billings by GRS to Consulate centers for therapy during 2019 and 2020 was approximately $111.4 million and $99.6 million, respectively. GRS currently serves approximately 130 Consulate centers.

On October 10, 2018, effective as of July 1, 2018, Consulate and various Consulate affiliates executed a Promissory Note (the Consulate GRS Note) in favor of GRS in the face amount of $58.8 million which, among other things, converted certain amounts owed by Consulate into the principal amount of the Consulate GRS Note. As of December 31, 2020, the outstanding balance on the Consulate GRS Note was $56.3 million. The Company has reserved $55.0 million on the note receivable balance.

Between 2015 and 2018, Respiratory Health Services (RHS), a subsidiary of the Company, entered into agreements, in the ordinary course of business and on arms-length terms, with healthcare centers operated by Consulate pursuant to which RHS provides respiratory services to such centers. The estimated aggregate dollar amount of billings by RHS to Consulate centers for respiratory services during 2019 and 2020 was approximately $2.9 million and $2.4 million, respectively. RHS currently serves approximately 130 Consulate centers.

On October 24, 2018, effective as of July 1, 2018, Consulate and various Consulate affiliates executed a Promissory Note (the Consulate RHS Note) in favor of RHS in the face amount of $0.3 million which, among other things, converted certain amounts owed by Consulate into the principal amount of the Consulate RHS Note. As of December 31, 2020, the Consulate RHS Note has been fully retired.

Welltower Inc. - Master Lease

As of March 12, 2021, Welltower Inc. (Welltower) held approximately 8.8% of the shares of the Company's Class A Common Stock, representing approximately 5.7% of the voting power of the Company's voting securities.

On January 31, 2017, the Company entered into the Twentieth Amended and Restated Master Lease Agreement (the Master Lease), in the ordinary course of business and on arms-length terms, with FC-GEN Real Estate, LLC (FC-GEN Real Estate), which is a subsidiary of Welltower, for the lease of healthcare facilities from FC-GEN Real Estate.

During 2019 and 2020, the Company and FC-GEN Real Estate amended the Master Lease to amend and restate financial covenants, to remove certain facilities from the Master Lease that FC-GEN Real Estate had sold and to revise the rent schedule accordingly. The initial term of the Master Lease, as amended, expires on January 31, 2037 and the Company has an option to renew through December 31, 2048. As of December 31, 2020, the Company leased 44 facilities from FC-GEN Real Estate. For the years ended December 31, 2019 and 2020, the Company paid rent of approximately $73.7 million and $70.6 million, respectively, to FC-GEN Real Estate.

The Company's board of directors reviewed and approved each agreement with FC-GEN Real Estate and Welltower that was material to the Company or which was not entered into in the ordinary course of business. The board of directors and the Audit

Committee did not review the agreements with FC-GEN Real Estate and Welltower that were not material to the Company and which were entered into in the ordinary course of business.

NSpire Healthcare – Service Agreements

Robert Hartman, Steve Fishman, David Reis, Isaac Neuberger and Arnold Whitman, in the aggregate, indirectly hold material ownership interests in NSpire Centers, LLC (NSpire). On October 1, 2019, GRS entered into an amended and restated master therapy services agreement with five health care centers operated by affiliates of NSpire. On September 4, 2018, RHS entered into a master respiratory therapy services agreement with five health care centers operated by affiliates of NSpire. The estimated aggregate dollar amount of billings by GRS to NSpire centers during 2019 and 2020 was approximately $2.0 million and $1.2 million, respectively. The estimated aggregate dollar amount of billings by RHS to NSpire centers during 2019 and 2020 was approximately $50,000 and $40,000, respectively.

Next Healthcare – Alabama Facility Lease

A subsidiary of the Company entered into a lease, in the ordinary course of business and on arms-length terms, pursuant to which it leases two centers in Alabama from Glenwood Realty. Messrs. Hartman, Fishman and Whitman directly or indirectly hold ownership interests in Glenwood Realty totaling approximately 29% in the aggregate. The aggregate rent paid to the landlord during 2019 and 2020 was approximately $1.5 million and $1.6 million, respectively. Glenwood Realty is managed by an affiliate of Next Healthcare.

Mr. Hartman directly or indirectly holds ownership interests in Glenwood Realty totaling approximately 13%. In addition, Next Asset Management II, LLC (Next Management) earned acquisition fees, and may earn asset management fees and other fees with respect to Glenwood Realty. Mr. Hartman is a senior adviser to Next Management. As compensation for being a senior advisor to Next Management, Mr. Hartman is entitled to receive up to 23% of Next Management’s distributed cash.

Next Healthcare – 12-Center Facility Lease and Purchase Option

Subsidiaries of the Company have entered into a lease and a purchase option, in the ordinary course of business and on arms-length terms, pursuant to which they lease twelve centers in New Hampshire and Florida from twelve separate limited liability companies affiliated with Next Healthcare (the Next 12 Landlord Entities). The aggregate rent paid to the Next 12 Landlord Entities during 2019 and 2020 was approximately $13.0 million and $12.0 million, respectively. Next Healthcare sold eight of the Next 12 Landlord Entities on November 19, 2020. The other four Next 12 Landlord Entities will be sold pending HUD approval. The Company divested the eight operations, which were terminated from the master lease. The Company plans to continue operating the four facilities pending HUD approval.

Each of Mr. Whitman and Mr. Hartman directly or indirectly holds ownership interests in the Next 12 Landlord Entities of approximately 2%. In addition, Next Management earned acquisition fees, and may earn asset management fees and other fees, with respect to the Next 12 Landlord Entities. As compensation for being a senior advisor to Next Management, Mr. Hartman is entitled to receive up to 23% of Next Management’s distributed cash.

Next Healthcare – 15-Center Facility Lease and Purchase Option

Subsidiaries of the Company have entered into a lease and a purchase option, in the ordinary course of business and on arms-length terms, pursuant to which they will lease fifteen centers from fifteen separate limited liability companies affiliated with Next Healthcare (the Next 15 Landlord Entities). The real property of the 15 facilities is owned by a partnership (Next Partnership) between the Company and Next Healthcare. The Company owns a 46% membership interest in the Next Partnership and consolidates the Next Partnership in its consolidated financial statements. The aggregate rent paid to the Next 15 Landlord Entities during 2019 and 2020 was approximately $19.5 million and $19.5 million, respectively.

Mr. Whitman and Mr. Hartman directly or indirectly holds ownership interests in the Next 15 Landlord Entities of approximately 2% and 1.3%, respectively. In addition, Next Management will earn acquisition fees, and may earn asset management fees and other fees, with respect to the Next Landlord Entities. As compensation for being a senior advisor to Next Management, Mr. Hartman is entitled to receive up to 23% of Next Management’s distributed cash.

ProStep Acquisition

On July 1, 2015, in the ordinary course of business and on arms-length terms, a subsidiary of the Company acquired 21 out-patient therapy clinics from FC Domino Acquisition, LLC (FC Domino) in exchange for a $1.0 million promissory note that bore interest at 5%. The promissory note and interest were paid in full in 2020.  Messrs. Fishman, Hartman, Neuberger, Reis and Whitman indirectly beneficially hold ownership interests in FC Domino totaling less than 10% in the aggregate.

Third Eye Health, Inc.

An affiliate of the Company entered into a Professional Services and Software License Agreement with Third Eye Health, Inc. on May 1, 2018, with respect to the provision of telehealth and telemedicine services. The aggregate dollar amount of billings by Third Eye to the Company during 2019 and 2020 was approximately $1.0 million and $0.8 million, respectively. Senior Care 3rd Eye, LLC, an entity controlled and 100% owned by Mr. Reis, invested $750,000 in Series A Preferred Stock, $0.001 par value, in Third Eye Health, Inc. Senior Care 3rd Eye, LLC owns 384,381 shares of the Series A Preferred Stock. In addition, a trust of which Mr. Reis’ children are the beneficiaries invested $250,000 in 2018 for shares of the Series A Preferred Stock. Mr. Reis is on the Board of Third Eye Health, Inc. In 2018, Generator Ventures invested $2 million in Third Eye Health, Inc., as part of an $8 million capital raise at an approximate $16 million pre-money valuation.  Mr. Whitman is one of three managing members of Generator Ventures. All three managing members must vote unanimously to invest.

Concerto Dialysis

Robert Hartman indirectly hold approximately 16% of Concerto Dialysis (Concerto). Certain of the Company’s healthcare centers have entered into agreements, in the ordinary course of business and on arms-length terms, with Concerto for the provision of dialysis services. The amount of fees that the centers paid for these services in 2019 and 2020 were $0.3 million and $0.4 million, respectively.

Indemnification Agreements

We have entered into indemnification agreements with our directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors.

Item 14. Principal Accounting Fees and Services

KPMG LLP, which served as our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019, provided audit, audit-related and tax services to us during those fiscal years. The following table presents fees paid for professional services rendered by our independent registered public accounting firm:

Type of Fees	Fiscal 2020 ($)	Fiscal 2019 ($)
Audit Fees	4,360,000	4,345,000
Tax Fees	292,500	264,617
Total	4,652,500	4,609,617

Audit Fees

This category includes fees associated with our annual audit and the review of our quarterly reports on Form 10-Q. This category also includes audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements. In 2020 and 2019, this category also includes fees associated with the review of our SEC registration statements.

Tax Fees

In 2020, this category included $200,000 in fees associated with tax return review and $92,500 in fees associated with tax consulting services. In 2019, this category included $195,000 in fees associated with tax return review and $69,617 in fees associated with tax consulting services.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is required to pre-approve audit or non-audit services before the independent registered public accounting firm is engaged by the company or its subsidiaries. The Chairman of the Audit Committee is also authorized to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. In fiscal years 2020 and 2019 all audit and tax fees were pre-approved in accordance with the Audit Committee’s charter.

The Audit Committee specifically approved all of the audit and non-audit services performed by KPMG LLP and determined the rendering of such non-audit services was compatible with maintaining the independence of KPMG LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements, and notes thereto, and the related Report of our Independent Registered Public Accounting Firm, are filed as part of this Form 10-K:

(b)	Exhibits:

Number	Description
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

3.2	Fourth Amended and Restated By-Laws of Genesis Healthcare, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 3, 2021, and incorporated herein by reference).
4.1

Amended and Restated Registration Rights Agreement, dated as of August 18, 2014, among Onex Holders (as defined therein), Greystone Holders (as defined therein) and Skilled Healthcare Group, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 3, 2014, and incorporated herein by reference).

4.2	Description of Capital Stock (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 16, 2020, and incorporated herein by reference).
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

10.11*	Genesis Healthcare, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 9, 2020, and incorporated herein by reference).

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

10.14

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

10.15

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

10.16

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

10.18

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

10.19

Fifth Amendment, dated December 3, 2019, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent (filed as Exhibit 10.18 to our Annual Report on Form 10-K filed on March 16, 2020, and incorporated herein by reference).

10.20

Sixth Amendment, dated July 2, 2020, to the Fourth Amended and Restated Credit Agreement dated as of March 6, 2018, by and among Genesis Healthcare, Inc. and certain other borrower entities as set forth therein, certain financial institutions from time to time party thereto, and MidCap Funding IV Trust LLC, as administrative agent.

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

10.23

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

10.24	Form of Healthcare Facility Note with respect to HUD-insured loans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2013, and incorporated herein by reference).
10.25

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

10.26

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

10.28

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

10.29

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

10.31

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

10.32

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

10.33

Consolidated Amended and Restated Loan Agreement, dated as of October 1, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 6, 2017, and incorporated herein by reference).

10.34

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

10.36

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

10.40

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

10.43

Fourth Amendment, dated February 21, 2018, to the Amended and Restated Loan Agreement (B-1), dated as of December 22, 2016, between Welltower Inc. and each of the borrowers set forth on Schedule 1 thereto (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.44

Omnibus Agreement dated as of February 21, 2018 by and between Welltower Inc., Welltower TRS Holdco LLC, OHI Mezz Lender LLC and Genesis Healthcare, Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2018, and incorporated herein by reference).

10.45	2020 Omnibus Incentive Plan of Genesis Healthcare, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS HEALTHCARE, INC.

Date:	March 16, 2021	By	/S/ ROBERT FISH
Robert Fish
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2021	By	/S/ ROBERT FISH
Robert Fish
Chief Executive Officer

Date:	March 16, 2021	By	/S/ TOM DIVITTORIO
Tom DiVittorio
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:	March 16, 2021	By	/S/ STEPHEN S. YOUNG
Stephen S. Young
Chief Accounting Officer and Treasurer
(Principal Accounting Officer and Authorized Signatory)

Date:	March 16, 2021	By	/S/ JAMES H. BLOEM
James H. Bloem
Director

Date:	March 16, 2021	By	/S/ DAVID HARRINGTON
David Harrington
Chairman of the Board

Date:	March 16, 2021	By	/S/ ROBERT HARTMAN
Robert Hartman
Director

Date:	March 16, 2021	By	/S/ JAMES V. MCKEON
James V. McKeon
Director

Date:	March 16, 2021	By	/S/ JOHN RANDAZZO
John Randazzo
Director

Date:	March 16, 2021	By	/S/ ARNOLD WHITMAN
Arnold Whitman
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Genesis Healthcare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its rent and debt obligations, and maintain compliance with financial covenants, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration for inpatient revenues

As discussed in Notes 2, 3 and 5 to the consolidated financial statements, the Company provides inpatient services to customers and receives payments for those services from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Net revenues are recorded at the transaction price, which the Company determines based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company’s net revenue was $3,906 million for the year ended December 31, 2020. The Company utilizes the expected value method to determine the amount of variable consideration that should be included in net revenues as an implicit price concession. This estimate is based upon contractual agreements, historical reimbursement experience within each payor type and current economic factors.

We identified the evaluation of the estimate of variable consideration for revenue contracts in the Company’s inpatient segment as a critical audit matter. Complex and subjective auditor judgment was required to assess certain assumptions used to determine the estimate of variable consideration. These assumptions include the application of historical collection rates, by payor, and consideration of other changes in the current business operations and external environment, to the current period revenues. A high degree of auditor judgment was required to evaluate the relevance of historical collection rates by payor, and the length of the historical observation period for those collection rates, which are utilized to estimate variable consideration.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating variable consideration, including controls related to the assumptions, noted above, which were used to determine the estimate of variable consideration. We tested a selection of cash receipts to assess the relevance and reliability of sources of data and key assumptions, including the historical collection rates by payor and the length of observation periods of the historical collection rates. Additionally, we: (1) assessed the collection rates used by management in estimating its variable consideration by comparing revenue recognized in prior periods to actual consideration received; and (2) evaluated whether historical collection rates were representative of the characteristics of the current payor portfolio. Specifically, we inquired of the Company’s senior management, including the Company’s divisional reporting leaders and revenue cycle management teams; inspected minutes of the Company’s Board of Directors and certain other committees; and read relevant industry publications and news articles to remain apprised of developments in the current business operations and external environment that may have impacted variable consideration. Further, we evaluated the payor type portfolio approach applied by the Company, by assessing that the accounts within a payor type category had similar characteristics.

Self-insurance reserves

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company self-insures for certain risks, including general and professional liabilities and workers’ compensation claims. Estimated losses from asserted and incurred but not reported claims are accrued based on the Company’s estimates of the ultimate costs of the claims, which include costs associated with litigating and settling claims, and the relationship of past reported incidents to eventual claim payments. The Company has recorded $538.8 million of self-insurance reserves as of December 31, 2020. The Company engages actuarial experts to assist in estimating its self-insurance reserves.

We identified the evaluation of the Company’s self-insurance reserves as a critical audit matter. Specialized skills were necessary to assess the Company’s actuarial models. Additionally, complex and subjective auditor judgment was required to assess the projection of claims incurred but not reported and the application of loss development factors to historical claims experience used to determine the estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s self-insurance reserve process, including controls relating to estimating incurred but not reported claims and the application of loss development factors to historical claims experience. We involved actuarial professionals with specialized skills and knowledge who assisted in: (1) assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards; (2) evaluating the Company’s ability to estimate its self-insurance reserves, by comparing the prior year estimated amounts with actual claim payments; and (3) evaluating the above listed assumptions by developing an independent actuarial estimate of self-insurance reserves and comparing the independent estimate to the self-insurance reserves recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Philadelphia, Pennsylvania

March 16, 2021

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$212,071	$12,097
Restricted cash and equivalents	49,998	63,101
Restricted investments in marketable securities	39,526	31,855
Accounts receivable	426,927	567,636
Prepaid expenses	93,476	108,908
Other current assets	47,132	44,079
Assets held for sale	—	1,171
Total current assets	869,130	828,847
Property and equipment, net of accumulated depreciation of $429,705 and $431,361 at December 31, 2020 and December 31, 2019, respectively	984,712	962,105
Finance lease right-of-use assets, net of accumulated amortization of $16,328 and $23,401 at December 31, 2020 and December 31, 2019, respectively	27,848	37,097
Operating lease right-of-use assets	1,715,532	2,399,505
Restricted cash and equivalents	51,151	50,608
Restricted investments in marketable securities	114,326	105,087
Other long-term assets	116,371	85,725
Deferred income taxes	2,278	3,772
Identifiable intangible assets, net of accumulated amortization of $81,387 and $76,243 at December 31, 2020 and December 31, 2019, respectively	82,270	87,446
Goodwill	85,642	85,642
Assets held for sale	12,986	16,306
Total assets	$4,062,246	$4,662,140
Liabilities and Stockholders' Deficit:
Current liabilities:
Current portion of long-term debt	$905,788	$162,426
Current portion of finance lease obligations	2,949	2,839
Current portion of operating lease obligations	2,071,841	140,887
Accounts payable	211,357	238,384
Accrued expenses	335,837	226,092
Accrued compensation	162,870	153,698
Self-insurance reserves	153,669	146,476
Current portion of liabilities held for sale	403	368
Total current liabilities	3,844,714	1,071,170
Long-term debt	634,934	1,450,994
Finance lease obligations	34,943	39,335
Operating lease obligations	159,711	2,681,403
Deferred income taxes	5,071	5,245
Self-insurance reserves	385,084	406,864
Liabilities held for sale	18,271	19,789
Other long-term liabilities	141,765	69,905
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, (par $0.001, 1,000,000,000 shares authorized, issued and outstanding - 110,801,462 and 107,888,854 at December 31, 2020 and December 31, 2019, respectively)	111	108
Class B common stock, (par $0.001, 20,000,000 shares authorized, issued and outstanding - 744,396 and 744,396 at December 31, 2020 and December 31, 2019, respectively)	1	1
Class C common stock, (par $0.001, 150,000,000 shares authorized, issued and outstanding - 55,250,921 and 56,172,193 at December 31, 2020 and December 31, 2019, respectively)	55	56
Additional paid-in-capital	247,472	248,594
Accumulated deficit	(1,069,259)	(1,010,296)
Accumulated other comprehensive income	1,396	602
Total stockholders’ deficit before noncontrolling interests	(820,224)	(760,935)
Noncontrolling interests	(342,023)	(321,630)
Total stockholders' deficit	(1,162,247)	(1,082,565)
Total liabilities and stockholders’ deficit	$4,062,246	$4,662,140

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2020	2019
Net revenues	$3,906,223	$4,565,834
Salaries, wages and benefits	2,256,200	2,485,010
Other operating expenses	1,270,571	1,374,847
General and administrative costs	175,057	144,471
Lease expense	366,339	387,063
Depreciation and amortization expense	107,833	123,159
Interest expense	135,439	180,392
Loss (gain) on early extinguishment of debt	8,979	(122)
Investment income	(3,989)	(7,296)
Other income	(202,272)	(173,505)
Transaction costs	34,279	26,362
Long-lived asset impairments	179,000	16,937
Federal and state stimulus - COVID-19 other income	(306,067)	—
Equity in net income of unconsolidated affiliates	(8,169)	(712)
(Loss) income before income tax (benefit) expense	(106,977)	9,228
Income tax (benefit) expense	(3,610)	1,754
Net (loss) income	(103,367)	7,474
Less net loss attributable to noncontrolling interests	44,404	7,145
Net (loss) income attributable to Genesis Healthcare, Inc.	$(58,963)	$14,619
(Loss) earnings per common share:
Basic:
Weighted-average shares outstanding for basic net (loss) income per share	111,851	107,286
Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.53)	$0.14

Diluted:
Weighted-average shares outstanding for diluted net (loss) income per share	111,851	165,314
Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.53)	$0.10

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year ended December 31,
	2020	2019
Net (loss) income	$(103,367)	$7,474
Net unrealized gain on marketable securities, net of tax	1,188	1,198
Comprehensive (loss) income	(102,179)	8,672
Less: comprehensive loss attributable to noncontrolling interests	44,010	6,811
Comprehensive (loss) income attributable to Genesis Healthcare, Inc.	$(58,169)	$15,483

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

									Accumulated
									other			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional	Accumulated	comprehensive	Stockholders'	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	income	deficit	interests	deficit
Balance at December 31, 2018	101,236	$101	744	$1	59,701	$60	$270,408	$(1,609,828)	$(262)	$(1,339,520)	$(705,346)	$(2,044,866)
Net income (loss)	—	—	—	—	—	—	—	14,619	—	14,619	(7,145)	7,474
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	864	864	334	1,198
Share based compensation	—	—	—	—	—	—	7,309	—	—	7,309	—	7,309
Issuance of common stock	3,124	3	—	—	—	—	(3)	—	—	—	—	—
Conversion of common stock among classes	3,529	4	—	—	(3,529)	(4)	(29,184)	—	—	(29,184)	29,184	—
Distributions to noncontrolling interests	—	—	—	—	—	—	64	—	—	64	(5,817)	(5,753)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	27,031	27,031
Cumulative effect of accounting change	—	—	—	—	—	—	—	584,913	—	584,913	340,129	925,042
Balance at December 31, 2019	107,889	$108	744	$1	56,172	$56	$248,594	$(1,010,296)	$602	$(760,935)	$(321,630)	$(1,082,565)
Net loss	—	—	—	—	—	—	—	(58,963)	—	(58,963)	(44,404)	(103,367)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	794	794	394	1,188
Share based compensation	—	—	—	—	—	—	6,480	—	—	6,480	—	6,480
Issuance of common stock	1,991	2	—	—	—	—	(2)	—	—	—	—	—
Conversion of common stock among classes	921	1	—	—	(921)	(1)	(7,600)	—	—	(7,600)	7,600	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,707)	(5,707)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	21,724	21,724
Balance at December 31, 2020	110,801	$111	744	$1	55,251	$55	$247,472	$(1,069,259)	$1,396	$(820,224)	$(342,023)	$(1,162,247)

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(103,367)	$7,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash interest and leasing arrangements, net	25,043	27,311
Other non-cash gain, net	(202,273)	(173,505)
Share based compensation	6,480	7,309
Depreciation and amortization expense	107,833	123,159
Reduction in the carrying amount of operating lease right-of-use assets	113,325	117,127
Recovery for losses on accounts receivable	(604)	(4,469)
Equity in net income of unconsolidated affiliates	(8,169)	(712)
Benefit for deferred taxes	1,005	(179)
Loss (income) on early extinguishment of debt	3,754	(2,822)
Long-lived asset impairments	179,000	16,937
Changes in assets and liabilities:
Accounts receivable	125,511	45,745
Accounts payable and other accrued expenses and other	18,548	(76,911)
Medicare advance payments	155,824	—
Operating lease obligations	(106,179)	(93,630)
Net cash provided by (used in) operating activities	315,731	(7,166)
Cash flows from investing activities:
Capital expenditures	(55,616)	(62,727)
Purchases of marketable securities	(79,285)	(70,316)
Proceeds on maturity or sale of marketable securities	63,880	71,174
Purchases of assets	(207,313)	(591,660)
Sales of assets	259,514	257,806
Restricted deposits	12,772	(3,820)
Investments in joint venture	(17,520)	—
Loan provided to joint venture	(9,000)	—
Notes receivable and other investment additions	—	12,590
Other, net	(964)	(50)
Net cash used in investing activities	(33,532)	(387,003)
Cash flows from financing activities:
Borrowings under revolving credit facilities	4,546,161	4,661,000
Repayments under revolving credit facilities	(4,682,122)	(4,630,664)
Proceeds from issuance of long-term debt	228,714	538,538
Repayment of long-term debt	(191,781)	(199,626)
Repayment of finance lease obligations	(2,905)	(2,645)
Debt issuance and settlement costs	(8,869)	(10,182)
Contributions from noncontrolling interests	21,724	27,031
Distributions to noncontrolling interests and stockholders	(5,707)	(5,753)
Net cash (used in) provided by financing activities	(94,785)	377,699
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	187,414	(16,470)
Cash, cash equivalents and restricted cash and equivalents:
Beginning of period	125,806	142,276
End of period	$313,220	$125,806
Supplemental cash flow information:
Interest paid	$109,242	$153,589
Net taxes paid	2,910	1,496
Federal and state stimulus - COVID-19 other income	306,067	—
Non-cash investing and financing activities:
Finance lease obligations, net write-down due to lease activity	$(1,378)	$(930,110)
Assets subject to finance lease obligations, net write-down due to lease activity	(572)	(53,588)
Operating lease obligations, net (write-down) gross-up due to lease activity	(484,558)	2,916,017
Assets subject to operating leases, net write-down (gross-up) due to lease activity	407,799	(2,523,708)
Financing obligations, net write-down due to lease activity	—	(2,734,940)
Assets subject to financing obligations, net write-down due to lease activity	—	1,718,507

See accompanying notes to consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information

Description of Business

Genesis Healthcare, Inc. is a healthcare services holding company that through its subsidiaries (collectively, the Company or Genesis), owns and operates skilled nursing facilities, assisted/senior living facilities and a rehabilitation therapy business. The Company has an administrative services company that provides a full complement of administrative and consultative services that allows its affiliated operators and third-party operators with whom the Company contracts to better focus on delivery of healthcare services. At December 31, 2020, the Company provided inpatient services through 341 skilled nursing, assisted/senior living and behavioral health centers located in 24 states. Revenues of the Company’s owned, leased and otherwise consolidated inpatient businesses constitute approximately 86% of its revenues.

The Company provides a range of rehabilitation therapy services, including speech pathology, physical therapy, occupational therapy and respiratory therapy. These services are provided by rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by the Company, as well as by contracts with healthcare facilities operated by third parties. The Company has expanded its delivery model for providing rehabilitation services to community-based and at-home settings, as well as internationally in China. After the elimination of intercompany revenues, the rehabilitation therapy services business constitutes approximately 10% of the Company’s revenues.

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

The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of control and economics that considers whether the Company has the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE. During the years ended December 31, 2020 and 2019, the Company entered into three partnerships that acquired the real property of 43 skilled nursing facilities that are leased to the Company. Management has concluded that these entities are VIEs, of which the Company is the primary beneficiary. As a result, it has included the assets, liabilities, and operating results of these entities in its consolidated financial statements. See Note 4 – “Significant Transactions and Events – Strategic Partnerships.”

Going Concern Considerations

On March 11, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic. COVID-19 is a complex and previously unknown virus which disproportionately impacts older adults, particularly those having other underlying health conditions.

The Company’s primary focus as the effects of COVID-19 began to impact the United States was the health and safety of its patients, residents, employees and their respective families. The Company implemented various measures to provide the safest possible environment within its sites of service during this pandemic and will continue to do so.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In response to COVID-19, and other conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company has taken the following measures:

●	The Company applied for and received government-sponsored financial relief related to the pandemic;
●	The Company is utilizing the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) payroll tax deferral program to delay payment of a portion of payroll taxes incurred through December 2020, with 50% to be repaid in December 2021 and the remaining 50% to be repaid in December 2022;
●	While it vigorously advocates, for itself and the skilled nursing industry, regarding the need for additional government-sponsored funding, the Company continues to explore and to take advantage of existing government-sponsored funding programs implemented to support businesses impacted by COVID-19;
●	The Company continues to seek and implement measures to adapt its operational model to function for the long-term in a COVID-19 environment;
●	The Company has pursued, and will continue to pursue, creative and accretive opportunities to sell assets and enter into joint venture structures in order to provide liquidity;
●	The Company executed a series of transactions, as described at Note 23 – “Subsequent Events – Restructuring Transactions,” that are expected to improve its liquidity position; and
●	The Company is exploring and evaluating a number of strategic and other alternatives to manage and to improve its liquidity position, in order to address the maturity of material indebtedness and other obligations over the twelve-month period following the date the financial statements are issued.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. At December 31, 2020, the Company was not in compliance with or had not received waivers with respect to the financial covenants contained in certain of its leases containing cross-default provisions with other lease agreements and debt agreements. The lease and debt obligations associated with these agreements have been classified as current liabilities. Otherwise, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)	Summary of Significant Accounting Policies

Estimates and Assumptions

The consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to consolidate company financial information and make informed estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to valuation of revenues and accounts receivable, self-insured liabilities, income taxes, long-lived assets and goodwill, lease obligations and other contingencies. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenues, primarily by providing healthcare services to its customers. The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) in determining the amount and timing of revenue recognition. Under Topic 606, revenues are recognized when control of the promised good or service is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled from patients, third-party payors (including government programs and insurers) and others, in exchange for those goods and services. Amounts estimated to be uncollectable are generally considered implicit price concessions that are a direct reduction to net revenues.

Performance obligations are determined based on the nature of the services provided. The majority of the Company's healthcare services are highly interrelated and represent multiple inputs to deliver the combined output for which a customer has entered into a contract with the Company. As such, the bundle of services is treated as a single performance obligation satisfied over time as services are rendered. The Company also provides certain ancillary services, such as activities, meals, security, housekeeping, and assistance in the activities of daily living, including barber and beauty services. Separate and distinct performance obligations exist relative to the performance of the non-medical ancillary services. As such, revenues from ancillary services are recognized at a point in time, if and when those services are rendered.

The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. The Company utilizes the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The Company constrains the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known. The Company does not adjust the promised amount of consideration for the effects of a significant financing component due to its expectation that the period between the time the service is provided and the time payment is received will be one year or less.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is entitled to compensation for the value of the services provided, as they are performed, so it recognizes the related revenue in the statements of operations as the services are performed. Since the Company has performed its obligation under the contract, it has unconditional rights to the consideration recorded and, therefore, classifies those billed and unbilled rights as accounts receivable. Payments that the Company receives from customers in advance of providing services represent contract liabilities. Such payments primarily relate to private pay patients, which are billed monthly in advance. See Note 5 – “Net Revenues and Accounts Receivable.”

Accounts Receivable

The Company’s accounts receivable are primarily comprised of amounts due from patients who either do not have insurance or who have insurance with Medicare, Medicaid, private and commercial insurance entities, other third-party payors and long-term care providers that utilize its rehabilitation therapy and other services. The Company evaluates the valuation of accounts receivable based on analysis of historical collection trends, as well as its understanding of the nature and collectibility of accounts based on their age and other factors.

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

Restricted Cash and Equivalents

Restricted cash and equivalents includes cash and money market funds held by the Company’s wholly-owned captive insurance subsidiary, which are substantially restricted to securing outstanding claims losses. Further, restricted cash and equivalents includes cash proceeds received under the ABL Credit Facilities that are pledged to cash collateralize letters of credit previously issued under the retired revolving credit facilities, as well as cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities resulting in the majority of the Company’s cash accounts being classified as restricted. See Note 12 – “Long-Term Debt – Asset Based Lending Facilities.” The restricted cash and equivalents balances at December 31, 2020 and 2019 were $101.1 million and $113.7 million, respectively.

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

The restricted investments in marketable securities balances at December 31, 2020 and 2019 were $153.9 million and $136.9 million, respectively.

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

Total depreciation expense for the years ended December 31, 2020 and 2019 was $98.5 million and $96.1 million, respectively.

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

Definite-lived intangible assets consist of customer relationships. These assets are amortized in accordance with the authoritative guidance for intangible assets using the straight-line method over their estimated useful lives. These assets are tested for impairment consistent with the Company’s long-lived assets. Indefinite-lived intangible assets consist of trade names. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events occur or circumstances exist that would indicate that the carrying amount of the intangible asset may not be recoverable. See Note 11 – “Goodwill and Identifiable Intangible Assets” and Note 19 – “Asset Impairment Charges.”

Self-Insurance Reserves

The Company provides for self-insurance reserves for both general and professional liabilities and workers’ compensation claims based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on the Company’s estimates of the ultimate costs of the claims, which include costs associated with litigating and settling claims, and the relationship of past reported incidents to eventual claim payments. All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information is used in estimating the expected amount of claims. The reserves for loss for workers’ compensation claims are discounted based on actuarial estimates of claim payment patterns whereas the reserves for general and professional liability claims are recorded on an undiscounted basis. Estimated insurance recoveries related to recorded liabilities are reflected as assets in the Company’s consolidated balance sheets when the receipt of such amounts is deemed to be probable. See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs – General and Professional Liability and Workers’ Compensation.”

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

The Company evaluates, on a quarterly basis, its ability to realize deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are its forecast of pre-tax earnings, its forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, its effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution. The Company records accrued interest and penalties associated with uncertain tax positions as income tax (benefit) expense in the consolidated statement of operations.

Leases

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Loss) Earnings Per Share

The Company follows the FASB’s authoritative guidance for the financial reporting of (loss) earnings per share. (Loss) earnings per share excludes dilution and is based upon the weighted average number of common shares outstanding during the respective periods. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 6 – “(Loss) Earnings Per Share.”

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standard Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which simplifies the fair value measurement disclosure requirements. The Company adopted the new standard on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which serves to remove or amend certain requirements associated with the accounting for income taxes. The new standard became effective for the Company on January 1, 2021. The Company is evaluating the effect, if any, that the standard will have on its consolidated financial statements.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Certain Significant Risks and Uncertainties

COVID-19

The COVID-19 pandemic has materially and adversely affected, and will continue to materially and adversely affect, the Company’s patients, staff and operations, which in turn has materially and adversely affected its revenues and expenses. The Company began to experience the negative impact of the COVID-19 pandemic beginning in late February 2020. For a more detailed discussion of the impact of COVID-19 on the Company’s operations, net revenues, operating expenses and liquidity, see Note 4 – “Significant Transactions and Events – COVID-19.”

Revenue Sources

The Company receives revenues from patients who either do not have insurance or who have insurance with Medicare, Medicaid, private and commercial insurance entities, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services. The Company’s inpatient services segment derives approximately 80% of its revenue from patients who are insured by Medicare and various state Medicaid programs. The following table depicts the Company’s inpatient services segment revenue by source for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Medicare	21%	20%
Medicaid	59%	58%
Insurance	11%	12%
Private	7%	7%
Other	2%	3%
Total	100%	100%

The sources and amounts of the Company’s revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of inpatient facilities, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by the Company’s rehabilitation therapy services business, varies based upon the type of payor and the historical reimbursement experience within each payor type. Changes in the case mix of the patients as well as payor mix of the patients among Medicare, Medicaid and private pay patients can significantly affect the Company’s profitability.

It is difficult to quantify fully the effect of legislative changes, public and private subsidy, and grant programs related to COVID-19, the interpretation or administration of such legislation or other governmental initiatives on the Company’s business. The potential impact of reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, is uncertain at this time. Also, initiatives among managed care payors, conveners and referring acute care hospital systems to reduce lengths of stay and avoidable hospital admissions and to divert referrals to home health or other community-based care settings could have an adverse impact on the Company’s business. Accordingly, there can be no assurance that the impact of any future healthcare legislation, regulation or actions by participants in the health care continuum will not adversely affect the Company’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company’s financial condition and results of operations are and will continue to be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

Management assesses its exposure to loss on accounts at the customer level. The greatest concentration of risk exists in the Company’s rehabilitation therapy services business where it has approximately 150 distinct customers, many being chain operators with more than one location. One of the Company’s customers, a related party, comprises $30.5 million, or approximately 44%, of the outstanding contract receivables in the rehabilitation services business at December 31, 2020. See Note 16 – “Related Party Transactions.” A future adverse event impacting this customer or other large customers, resulting in their insolvency or other economic distress would have a material impact on the Company.

Covenant Compliance

Should the Company fail to comply with its debt and lease covenants at a future measurement date, it could, absent necessary and timely waivers and/or amendments, be in default under certain of its existing debt and lease agreements. To the extent any cross-default provisions may apply, the default could have a significant adverse impact on the Company’s financial position.

At December 31, 2020, the Company was not in compliance with or had not received waivers with respect to the financial covenants contained in certain of its leases because certain of its other lease agreements and debt agreements contain cross-default provisions that are triggered if the Company is in default of such leases. The lease and debt obligations associated with these agreements have been classified as current liabilities. As of the date of this Form 10-K filing, all rent and debt service payments have been made timely and no material creditors have pursued remedies with respect to breaches of financial covenants.

The ongoing uncertainty related to the impact of healthcare reform initiatives and the effect of the COVID-19 pandemic may have an adverse impact on the Company’s ability to remain in compliance with or return to compliance with its financial covenants through March 16, 2022. Without giving effect to the prospect of timely and adequate future governmental funding support and other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to timely meet its required financial obligations, including its rent obligations, its debt service obligations and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

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

(4)	Significant Transactions and Events

COVID-19

As discussed in Note 1 – “General Information – Going Concern Considerations,” the Company’s operations and supply chains have been materially and adversely affected by the COVID-19 pandemic, resulting in a reduction in its operating occupancy and related revenues, and an increase in its expenditures. Although the ultimate impact of the pandemic remains uncertain, the following disclosures

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

serve to outline the estimated impact of COVID-19 on its business through December 31, 2020, including the impact of emergency legislation, temporary changes to regulations and reimbursements issued in response to COVID-19.

Operations

The Company’s first report of a positive case of COVID-19 in one of its facilities occurred on March 16, 2020. Since that time, 292 of the Company’s 341 facilities have experienced one or more positive cases of COVID-19 among patients and residents. Over 71% of the patient and resident positive COVID-19 cases in its facilities have occurred in the states of Connecticut, Maryland, Massachusetts, New Jersey, New Mexico, Pennsylvania, and West Virginia, which correspond to many of the largest community outbreak areas across the country. The Company’s facilities in these seven states represent 60% of its total operating beds.

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

Net Revenues

The Company’s net revenues for the year ended December 31, 2020 were materially and adversely impacted by a significant decline in occupancy as a result of COVID-19. The Company’s skilled nursing facility operating occupancy decreased from 88.2% for the three months ended March 31, 2020 to 76.6% for the three months ended December 31, 2020. The revenue lost from the decline in occupancy was partially offset by incremental state sponsored funding programs, changes in payor mix, and the enactment of COVID-19 relief programs, as discussed below. See Regulatory and Reimbursement Relief. After considering a commensurate reduction in related and direct operating expenses, the Company lost revenue caused by COVID-19 during the year ended December 31, 2020.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2020 were materially and adversely impacted due to increases in costs as a result of the pandemic, with more dramatic increases occurring at facilities with positive COVID-19 cases among patients, residents and employees. During the year ended December 31, 2020, the Company incurred $257.9 million of incremental operating expenses in response to the pandemic. Increases in cost primarily stemmed from higher labor costs, including increased use of overtime and bonus pay, as well as a significant increase in both the cost and usage of personal protective equipment, workers compensation, testing, medical equipment, enhanced cleaning and environmental sanitation costs and the impact of utilizing less efficient modes of providing therapy in order to avoid the grouping of patients. Additionally, the future cost of securing adequate insurance coverages through annual renewals may be significantly higher than existing coverages, and the same level of coverage may no longer be available or affordable. This includes workers compensation and general and professional liability coverages, which are requirements in most states in which we operate.

The Company is not reasonably able to predict the total amount of costs it will incur related to the pandemic and to what extent such incremental costs can be reduced or will be borne by or offset by actions taken by public and private entities in response to the pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company has taken, and will continue to take, actions to enhance and to preserve its liquidity in response to the pandemic. During the year ended December 31, 2020, the Company’s usual sources of liquidity have been supplemented by grants and advanced Medicare payments under programs expanded or created under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, in the second quarter of 2020, the Company applied for and received $156.8 million of advanced Medicare payments and from April through December 2020, received $275.4 million of relief grants and other forms of federal relief, such as the temporary suspension of Medicare sequestration. In addition, the Company has elected to implement the CARES Act payroll tax deferral program, which preserved, on an interest free basis, $92.2 million of cash, representing the employer portion of payroll taxes incurred between March 27, 2020 and December 31, 2020. The advance Medicare payments of $156.8 million, which are also interest free, are expected to be recouped between April 2021 and February 2022, while one-half of the payroll tax deferral amount will become due on each of December 31, 2021 and December 31, 2022. In addition to relief funding under the CARES Act, funding of $124.7 million has been committed by a number of states in which the Company operates.

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

Regulatory and Reimbursement Relief

On March 18, 2020, the Families First Coronavirus Response Act was enacted, which provided a temporary 6.2% increase to each qualifying state’s Medicaid Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The temporary FMAP increase will extend through the last day of the calendar quarter in which the COVID-19 public health emergency declared by the U.S. Department of Health and Human Services (HHS), including any extensions or termination, which currently expires on April 20, 2021. As part of the requirements for receiving the temporary FMAP increase, states must cover testing services and treatments for COVID-19 and may not impose deductibles, copayments, coinsurance or other cost sharing charges for any quarter in which the temporarily increased FMAP is claimed. Further, a number of additional states in which the Company operates have implemented incremental FMAP related reimbursement provisions and other forms of support to assist providers. For the year ended December 31, 2020, the Company recognized FMAP reimbursement relief of $82.3 million as net revenues and other forms of state support grants of $39.1 million as Federal and state stimulus – COVID-19 other income in the consolidated statements of operations. At December 31, 2020, the Company deferred recognition of $3.3 million of other forms of state support grants, which have been presented within accrued expenses in the consolidated balance sheet. The Company cannot predict the extent to which further FMAP funding programs will be implemented in the states in which it operates.

In further response to the pandemic, on March 27, 2020, the former U.S. Presidential administration signed into law the bipartisan CARES Act, which authorized the cash distribution of relief funds to reimburse healthcare providers for health care related expenses or lost revenues that are attributable to coronavirus. Nursing facility operators participating in Medicare and Medicaid may be eligible to receive compensation for costs incurred in the course of providing medical services, such as those related to obtaining personal protective equipment, COVID-19 related testing supplies, and increased staffing or training, provided that such costs are not compensated by another source. The secretary of HHS has broad authority and discretion to determine payment eligibility and the amount of such payments.

The Company was impacted by certain provisions of the CARES Act, as summarized below.

●	Temporary suspension of certain patient coverage criteria and documentation and care requirements. The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Relief Funds. The CARES Act authorized HHS to distribute relief fund grants to healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19. HHS has made several rounds of distributions to providers based upon a variety of factors and providers have been able to apply for additional funding. To retain the funds, providers must submit an attestation accepting certain terms and conditions. During April 2020, the Company first began receiving relief grants from CARES Act funds administered by HHS. Through December 31, 2020, the Company has received $198.7 million in these initial relief grants, the majority of which are related to skilled nursing care provided through the Company’s Inpatient Services segment.

On July 22, 2020, the former U.S. presidential administration announced an additional relief fund to be used to protect residents of long term care facilities and nursing homes from the impact of COVID-19. Through December 31, 2020, the Company received $68.3 million of relief grants under the program. The relief fund included:

o	Payments to be used primarily to support increased testing and meet staffing and personal protective equipment needs.
o	Subsequent distributions as part of the Quality Incentive Payments Program (QIP). In order to qualify for payments under QIP, a facility must have an active state certification as a nursing home or skilled nursing facility and receive reimbursement from CMS. HHS will administer quality checks on nursing home certification status to identify and remove facilities that have a terminated, expired, or revoked certification or enrollment. Facilities must also report to at least one of three data sources that will be used to establish eligibility and collect necessary provider data to inform payment.

The QIP Program has been divided into four performance periods (September, October, November and December 2020). All nursing homes or skilled nursing facilities meeting the previously noted qualifications were eligible for each of the performance periods.

o	Distributions to “COVID only” facilities.
o	Distributions to providers that participate in approved training programs to better enable nursing home employees to administer COVID-19-related safety practices.

The Company recognizes relief funds as income once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. During the year ended December 31, 2020, the Company recognized $306.1 million of aggregate relief funds within the “Federal and state stimulus – COVID-19 other income” caption in the consolidated statement of operations.

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

●	Medicare Accelerated and Advanced Payment Program. During the second quarter of 2020, the Company applied for and received $156.8 million of interest free advanced Medicare payments. These payments will be subsequently recouped over time as revenue is recognized for claims submitted for services provided to Medicare patients. In October 2020, CMS extended the recoupment period to begin one year from the date the advanced payments were issued. The Company’s recoupment period for the advanced payments is expected to be from April 2021 to February 2022. The Company has reported advanced payments of $118.8 million and $36.7 million within accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet as of December 31, 2020.

●	Payroll Tax Deferral. Under the CARES Act, the Company has elected to defer payment, on an interest free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. One-half of the deferral amount is due on each of December 31, 2021 and December 31, 2022. The Company has presented $46.1 million of the deferred payroll tax balance within accrued expenses and $46.1 million within other long-term liabilities in the consolidated balance sheet as of December 31, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Temporary Suspension of Medicare Sequestration. The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee for service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020; this period was subsequently extended through March 31, 2021. During the year ended December 31, 2020, the suspension of sequestration resulted in net revenues of $8.4 million.

Strategic Partnerships

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

On May 15, 2020, the Company transitioned operational responsibility for four additional leased facilities in California to the NewGen Partnership. The four facilities generated annual revenues of $55.0 million and pre-tax loss of $0.5 million. On October 1, 2020, the Company transitioned operational responsibility for one additional leased facility in the state of Washington to the NewGen Partnership. The facility generated annual revenues of $12.3 million and pre-tax income of $0.2 million.

The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company’s investment in the NewGen Partnership, $25.1 million, is included within other long-term assets in the consolidated balance sheet as of December 31, 2020.

Cascade Partnership

On July 2, 2020, the Company sold one facility to an affiliate of Cascade Capital Group, LLC (Cascade) for $26.1 million, using proceeds from the sale to retire U.S. Department of Housing and Urban Development (HUD) financed debt of $10.5 million, pay aggregate prepayment penalties and other closing costs of $1.0 million, and partially fund its investment in a partnership with Cascade (the Cascade Partnership). The Cascade Partnership also acquired eight facilities that the Company operated under a master lease agreement with Second Spring. The Company continues to operate all nine of these facilities subject to a new master lease agreement with affiliates of Cascade. The master lease agreement contains an initial term of 10 years with one five-year renewal option and base rent of $20.7 million with no rent escalators for the first five years and annual rent escalators of 2.5% thereafter. The Company also obtained a fixed price option to purchase the nine facilities for $251.6 million that is exercisable from July 2023 through June 2025. The Company executed a promissory note with Cascade for $20.3 million, which was subsequently converted into a 49% membership interest in the Cascade Partnership.

The Company has concluded that the Cascade Partnership is a VIE and it is the primary beneficiary. Consequently, the Company has consolidated all of the accounts of the Cascade Partnership in the accompanying financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Cascade Partnership acquired all nine skilled nursing facilities for an aggregate purchase price of $223.6 million. The initial consolidation primarily resulted in property and equipment of $208.6 million, non-recourse debt of $190.3 million, net of debt issuance costs, and noncontrolling interests of $21.2 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has concluded the Next Partnership is a VIE and it is the primary beneficiary. Consequently, the Company has consolidated all of the accounts of the Next Partnership in the accompanying financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Next Partnership acquired 22 skilled nursing facilities for a purchase price of $252.5 million but immediately sold seven of these facilities for $79.0 million. The initial consolidation of the remaining 15 facilities resulted in property and equipment of $173.5 million, non-recourse debt of $165.7 million, net of debt issuance costs, and non-controlling interest of $18.5 million.

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

The Company has concluded the Vantage Point Partnership is a VIE and it is the primary beneficiary. Consequently, the Company has consolidated all of the accounts of the Vantage Point Partnership in the accompanying financial statements. Additionally, all leasing activity associated with the master lease has been fully eliminated in consolidation. The Vantage Point Partnership acquired all 18 skilled nursing facilities for a purchase price of $339.2 million. The initial consolidation primarily resulted in property and equipment of $339.2 million, non-recourse debt of $306.1 million, net of debt issuance costs, and non-controlling interest of $8.5 million.

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

On January 10, 2020, Welltower sold the real estate of one skilled nursing facility located in Massachusetts to the Vantage Point Partnership. The sale represents the final component of the transaction. As a result of the January 10, 2020 transaction, the Company will receive an annual rent credit of $0.7 million from Welltower and recorded a gain of $0.2 million as a result of the lease termination.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Divestiture of Non-Strategic Facilities

2020 Divestitures

In addition to the 24 facilities transitioned into the NewGen Partnership, the Company divested the operations of 39 owned and leased facilities in 2020.

During the first quarter of 2020, the Company sold four owned skilled nursing facilities and divested the operations of one leased senior/assisted living facility. Additionally, Omega Healthcare Investors, Inc. (Omega) sold the real estate of one skilled nursing facility located in Massachusetts that the Company leased under a master lease agreement, but had closed on July 1, 2019. The facilities generated annual revenues of $55.2 million and pre-tax income of $0.5 million. The sales resulted in aggregate proceeds of $82.6 million, of which, $49.6 million was used to repay indebtedness. The Company recognized an aggregate gain on the sale of the facilities of $27.4 million and a loss on early extinguishment of debt of $3.0 million.

During the second quarter of 2020, the Company sold three owned skilled nursing facilities and divested the operations of 12 leased skilled nursing facilities. The facilities generated annual revenues of $136.1 million and pre-tax loss of $1.8 million. The sales resulted in aggregate proceeds of $45.8 million, of which, $22.7 million was used to repay indebtedness. The Company recognized an aggregate gain on the sale of the facilities of $16.1 million and a loss on early extinguishment of debt of $1.4 million.

During the third quarter of 2020, the Company sold one owned skilled nursing facility and several rehab clinics. The facility generated annual revenues of $9.9 million and pre-tax income of $0.2 million. The sale resulted in proceeds of $10.5 million, of which, $5.5 million was used to repay indebtedness. The Company recognized a gain on the sale of the facility and rehab clinics of $5.5 million.

During the fourth quarter of 2020, the Company sold five owned facilities and divested the operations of 13 leased skilled nursing facilities. The facilities generated annual revenues of $173.9 million and pre-tax loss of $8.8 million. The sales resulted in aggregate proceeds of $40.9 million, of which, $22.4 million was used to repay indebtedness. The Company recognized an aggregate gain on the sale and divestitures of $10.8 million and a loss on early extinguishment of debt of $2.4 million.

2019 Divestitures

In addition to the nine divestitures noted in the Vantage Point Partnership transaction, the Company divested the operations of 35 owned and leased facilities in 2019. The Company also sold the real property of seven previously divested facilities.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2019, the Company sold the real property and divested the operations of five skilled nursing facilities in California for a sale price of $56.5 million. Loan repayments of $41.8 million were paid on the facilities at closing. See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – Real Estate Loans” and “Long-Term Debt – HUD Insured Loans.” The Company incurred prepayment penalties and other closing costs of $2.4 million at settlement. The facilities generated annual revenues of $53.0 million and pre-tax net income of $1.6 million. The divestiture resulted in a gain of $25.0 million. The Company also divested the operations of one behavioral health center located in California upon the lease’s expiration in the second quarter of 2019. The center generated annual revenues of $3.1 million and pre-tax net loss of $0.3 million. The divestiture resulted in a loss of $0.1 million. In addition, the Company divested the operations of three leased skilled nursing facilities. Two of the facilities were located in Connecticut and subject to the Welltower Master Lease, while the third was located in Ohio. The facilities generated annual revenues of $24.7 million and pre-tax net loss of $2.9 million. The divestitures resulted in a loss of $1.1 million.

During the third quarter of 2019, the Company divested the operations of 11 leased skilled nursing facilities and completed the closure of a twelfth facility. Nine of the facilities were located in Ohio, marking an exit from the inpatient business in this state, while the remaining three were located in Massachusetts, Utah, and Idaho. Four of the facilities were subject to a master lease with Omega Healthcare Investors, Inc. (Omega), three of which were removed from the lease, resulting in an annual rent credit of $1.9 million, with the fourth, the closed facility, remaining subject to the lease. The twelve facilities generated annual revenues of $75.6 million and pre-tax loss of $4.6 million. The divestitures resulted in a loss of $3.5 million. In addition, the Company sold the real property and divested the operations of one additional skilled nursing facility and one assisted/senior living facility in California for an aggregate sale price of $11.5 million. Loan repayments of $9.6 million were paid on the facilities at closing. See Note 9 – “Property and Equipment” and Note 12 – “Long-Term Debt – HUD Insured Loans.” The facilities generated annual revenues of $10.4 million and pre-tax net income of less than $0.1 million. The divestiture resulted in an aggregate gain of $0.6 million.

During the fourth quarter of 2019, the Company sold the real property of seven facilities in Texas for a sales price of $20.1 million. The operations of these facilities were divested in 2018. The net proceeds were used principally to repay the indebtedness of the facilities. The Company recognized a net gain of $3.3 million associated with the sale of the facilities. The Company recognized a gain on early extinguishment of debt of $2.6 million associated with the write off of the debt premiums and issuance costs on the underlying HUD loans.

Also during the fourth quarter of 2019, the Company divested the operations of two leased skilled nursing facilities. The facility generated annual revenues of $28.1 million and pre-tax net loss of $1.7 million. The divestitures resulted in a loss of $1.3 million, which was primarily attributable to exit costs.

Lease Transactions

Gains, losses and termination charges associated with master lease terminations and amendments are recorded as non-recurring charges. These amendments and terminations resulted in net gains of $98.6 million and of $95.8 million for the years ended December 31, 2020 and 2019, respectively. These gains are included in other income on the consolidated statements of operations. Below is a summary of the more material lease transactions.

NewGen Partnership

As noted above, the Company transitioned the operations of 18 leased skilled nursing, behavioral health and assisted living facilities to the NewGen Partnership during the year ended December 31, 2020. In total, the lease transitions resulted in a net reduction to operating lease ROU assets and obligations of $17.0 million and $26.8 million, respectively, and a gain of $19.7 million, which includes proceeds from the sale of leasehold rights.

Welltower

During the year ended December 31, 2020, the Company amended the Welltower Master Lease several times to reflect the lease termination of one facility and rent credits associated with the sale of previously closed locations. The Company received annual rent credits of approximately $1.1 million. In total, the amendments resulted in a net reduction to operating lease ROU assets and obligations of $37.6 million and $57.4 million, respectively, and a gain of $19.8 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2019, the Company amended the Welltower Master Lease several times to reflect the lease termination of 30 facilities, including the 15 facilities sold to and now leased from the Next Partnership. As a result of the lease termination on the 30 facilities, the Company received annual rent credits of approximately $25.9 million. For those facilities remaining under the Welltower Master Lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold. Lease modification analyses were performed at each amendment date and as of December 31, 2019, all facilities subject to the Welltower Master Lease were classified as operating leases. In total, the amendments resulted in a net reduction to finance lease ROU assets and obligations of $11.7 million and $22.4 million, respectively, a net reduction to operating lease ROU assets and obligations of $112.8 million and $150.4 million, respectively and a gain of $48.3 million.

Omega

During the year ended December 31, 2020, the Company amended the Omega Master Lease several times to reflect the lease termination of five facilities. The Company received annual rent credits of approximately $2.6 million. In total, the amendments resulted in a net reduction to operating lease ROU assets and obligations of $16.0 million and $24.6 million, respectively, and a gain of $8.6 million.

During the year ended December 31, 2019, the Company amended its master lease with Omega to reflect the lease termination of three facilities subject to the lease and received annual rent credits of $1.9 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $10.1 million and $16.8 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold. Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were reduced by $164.6 million and $181.3 million, respectively. The lease termination and remeasurement resulted in an aggregate gain of $23.4 million. In addition, the Company recorded a gain of $1.9 million in the reassessment of the assumed timing of a variable rent buyout.

During the year ended December 31, 2019, the Company amended its master lease with Omega to reflect the inclusion of nine skilled nursing facilities and one assisted living facility in New Mexico and Arizona. These facilities were previously leased from Omega, following the terms of a separate lease agreement, and all facilities were classified as operating leases. There was no change in base rent for the 10 facilities upon addition to the master lease. The lease assessment and measurement resulted in operating lease classification with a $10.6 million ROU asset and lease liability gross up. In addition, the Company received $15.0 million as a short-term note payable. See Note 12 – “Long-Term Debt – Notes Payable.”

Second Spring

During the year ended December 31, 2020, the Company amended its master lease several times with Second Spring to reflect the lease termination of 22 facilities subject to the lease and received annual rent credits of $41.2 million. In conjunction with the lease termination, operating lease ROU assets and lease obligations of $304.0 million and $340.1 million, respectively, were written off. The lease termination and remeasurement resulted in a gain of $36.1 million..

During the year ended December 31, 2019, the Company amended its master lease with Second Spring to reflect the lease termination of 14 facilities subject to the lease and received annual rent credits of $28.4 million. In conjunction with the lease termination, finance lease ROU assets and lease obligations of $5.9 million and $8.8 million, respectively, were written off and operating lease ROU assets and lease obligations of $202.7 million and $205.4 million, respectively, were written off. Additionally, for those facilities remaining under the master lease, the Company reassessed the likelihood of exercising its renewal options and concluded that it no longer met the reasonably certain threshold. Consequently, the remaining facilities subject to the master lease were reclassified from finance leases to operating leases and the corresponding ROU assets and liabilities were increased by $54.4 million and $33.3 million, respectively. The lease termination and remeasurement resulted in an aggregate gain of $26.9 million.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Lease Transactions

During the year ended December 31, 2020, the Company amended three master lease agreements to reflect the lease termination of a combined 13 facilities from the master lease agreements. In conjunction with the lease terminations, operating lease ROU assets and lease obligations of $59.6 million and $64.0 million, respectively, were written off, resulting in a gain of $4.4 million.

During the year ended December 31, 2020, the Company extended the lease agreements of several facilities and offices resulting in an increase in ROU assets and lease liabilities of $28.0 million.

During the year ended December 31, 2019, the Company amended a master lease agreement for 19 skilled nursing facilities. The amendment extended the lease term by five years through October 31, 2026, removed the Company’s option to purchase certain facilities under the lease and adjusted certain financial covenants. The Company had previously determined that the renewal option period was not reasonably certain of exercise. Upon execution of the amendment, the operating lease ROU assets and obligations were remeasured, resulting in an increase of $77.2 million to both operating lease ROU assets and obligations.

During the year ended December 31, 2019, the Company amended a master lease agreement to reflect the lease termination of six facilities subject to the lease. In conjunction with the lease termination, operating lease ROU assets of $4.9 million were written off, resulting in a loss of $4.9 million.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of net revenues by payor type and operating segment for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year ended December 31, 2020
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$697,160		$87,896		$—		$785,056
Medicaid	1,982,156		1,440		—		1,983,596
Insurance	351,293		22,038		—		373,331
Private	248,962	(1)	191		—		249,153
Third party providers	—		264,893		91,641		356,534
Other	59,284	(2)	24,746	(2)	74,523	(3)	158,553
Total net revenues	$3,338,855		$401,204		$166,164		$3,906,223

	Year ended December 31, 2019
			Rehabilitation
	Inpatient		Therapy		Other
	Services		Services		Services		Total
Medicare	$800,253		$90,811		$—		$891,064
Medicaid	2,313,479		2,144		—		2,315,623
Insurance	463,135		22,273		—		485,408
Private	310,022	(1)	296		—		310,318
Third party providers	—		336,509		78,709		415,218
Other	69,143	(2)	10,513	(2)	68,547	(3)	148,203
Total net revenues	$3,956,032		$462,546		$147,256		$4,565,834

(1)	Includes Assisted/Senior living revenue of $79.3 million and $93.1 million for the years ended December 31, 2020 and 2019, respectively. Such amounts do not represent contracts with customers under Topic 606.
(2)	Primarily consists of revenue from patients with Veteran Affairs insurance and administration of third party facilities.
(3)	Includes net revenues from all payors generated by the other services, excluding third party providers.

(6) (Loss) Earnings Per Share

The Company has three classes of common stock. Classes A and B are identical in economic and voting interests. Class C has a 1:1 voting ratio with each of the other two classes, representing the voting interests of the legacy FC-GEN Operations Investment, LLC (FC-GEN) owners. Class C common stock is a participating security; however, it shares in a de minimis economic interest and is therefore excluded from the denominator of the basic (loss) earnings per share (EPS) calculation.

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option. There were exchanges of 0.9 million FC-GEN units and Class C shares in the year ended December 31, 2020 equating to 0.9 million Class A shares. There were exchanges of 3.5 million FC-GEN units and Class C shares in the year ended December 31, 2019 equating to 3.5 million Class A shares.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per common share follows (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Numerator:
Net (loss) income	$(103,367)	$7,474
Less: Net loss attributable to noncontrolling interests	44,404	7,145
Net (loss) income attributable to Genesis Healthcare, Inc.	$(58,963)	$14,619
Denominator:
Weighted-average shares outstanding for basic net (loss) income per share	111,851	107,286

Basic net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.53)	$0.14

A reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per common share follows (in thousands, except per share data):

	Year ended December 31,
	2020	2019
Numerator:
Net (loss) income	$(103,367)	$7,474
Less: Net loss attributable to noncontrolling interests	44,404	7,145
Net (loss) income attributable to Genesis Healthcare, Inc.	$(58,963)	$14,619
Plus: Assumed conversion of noncontrolling interests	—	1,868
Net (loss) income available to common stockholders after assumed conversions	$(58,963)	$16,487
Denominator:
Weighted-average common shares outstanding	111,851	107,286
Plus: Assumed conversion of noncontrolling interests	—	57,074
Plus: Unvested restricted stock units and stock warrants	—	954
Adjusted weighted-average common shares outstanding, diluted	111,851	165,314

Diluted net (loss) income per common share attributable to Genesis Healthcare, Inc.	$(0.53)	$0.10

The computation of diluted net (loss) income per common share attributable to Genesis Healthcare, Inc. excludes the effects of anti-dilutive shares attributable to the assumed conversion of noncontrolling interests, unvested restricted stock units, and stock warrants, which were 55.7 million for the year ended December 31, 2020. There were 55.3 million and 56.2 million units attributable to the noncontrolling interests outstanding as of December 31, 2020 and 2019, respectively.

(7)	Segment Information

The Company has three reportable operating segments: (i) inpatient services; (ii) rehabilitation therapy services; and (iii) other services. For additional information on these reportable segments, see Note 1 – “General Information – Description of Business.”

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s segmented revenues follows (in thousands, except percentages):

	Year ended December 31,
	2020		2019		Increase / (Decrease)
	Revenue	Revenue	Revenue	Revenue
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Revenues:
Inpatient services:
Skilled nursing facilities	$3,254,715	83.4%	$3,857,793	84.4%	$(603,078)	(15.6)%
Assisted/Senior living facilities	79,314	2.0%	93,054	2.0%	(13,740)	(14.8)%
Administration of third party facilities	7,866	0.2%	8,310	0.2%	(444)	(5.3)%
Elimination of administrative services	(3,040)	(0.1)%	(3,125)	(0.1)%	85	2.7%
Inpatient services, net	3,338,855	85.5%	3,956,032	86.5%	(617,177)	(15.6)%

Rehabilitation therapy services:
Total therapy services	622,601	15.9%	738,124	16.2%	(115,523)	(15.7)%
Elimination of intersegment rehabilitation therapy services	(221,397)	(5.7)%	(275,578)	(6.0)%	54,181	19.7%
Third party rehabilitation therapy services, net	401,204	10.2%	462,546	10.2%	(61,342)	(13.3)%

Other services:
Total other services	263,806	6.8%	198,920	4.4%	64,886	32.6%
Elimination of intersegment other services	(97,642)	(2.5)%	(51,664)	(1.1)%	(45,978)	(89.0)%
Third party other services, net	166,164	4.3%	147,256	3.3%	18,908	12.8%

Net revenues	$3,906,223	100.0%	$4,565,834	100.0%	$(659,611)	(14.4)%

A summary of the Company’s condensed consolidated statement of operations follows (in thousands):

	Year ended December 31, 2020
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,341,895	$622,601	$263,806	$—	$(322,079)	$3,906,223
Salaries, wages and benefits	1,593,013	501,093	162,094	—	—	2,256,200
Other operating expenses	1,482,488	31,431	79,194	—	(322,542)	1,270,571
General and administrative costs	—	—	—	175,057	—	175,057
Lease expense	362,384	1,019	1,739	1,197	—	366,339
Depreciation and amortization expense	91,084	6,731	825	9,457	(264)	107,833
Interest expense	57,634	27	38	82,460	(4,720)	135,439
Loss on early extinguishment of debt	—	—	—	8,979	—	8,979
Investment income	—	—	—	(8,709)	4,720	(3,989)
Other (income) loss	(203,100)	621	207	—	—	(202,272)
Transaction costs	—	—	—	34,279	—	34,279
Long-lived asset impairments	179,000	—	—	—	—	179,000
Federal and state stimulus - COVID-19 other income	(301,719)	(3,649)	(699)	—	—	(306,067)
Equity in net income of unconsolidated affiliates	—	—	—	(7,091)	(1,078)	(8,169)
Income (loss) before income tax benefit	81,111	85,328	20,408	(295,629)	1,805	(106,977)
Income tax benefit	—	—	—	(3,610)	—	(3,610)
Net income (loss)	$81,111	$85,328	$20,408	$(292,019)	$1,805	$(103,367)

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2019
		Rehabilitation
	Inpatient	Therapy	Other
	Services	Services	Services	Corporate	Eliminations	Consolidated
Net revenues	$3,959,157	$738,124	$198,676	$244	$(330,367)	$4,565,834
Salaries, wages and benefits	1,761,273	601,196	122,541	—	—	2,485,010
Other operating expenses	1,599,549	44,088	62,104	—	(330,894)	1,374,847
General and administrative costs	—	—	—	144,471	—	144,471
Lease expense	382,897	1,297	1,463	1,406	—	387,063
Depreciation and amortization expense	99,529	12,230	720	10,775	(95)	123,159
Interest expense	83,887	55	35	97,831	(1,416)	180,392
Income on early extinguishment of debt	—	—	—	(122)	—	(122)
Investment income	—	—	—	(8,712)	1,416	(7,296)
Other (income) loss	(172,709)	(926)	112	18	—	(173,505)
Transaction costs	—	—	—	26,362	—	26,362
Long-lived asset impairments	16,937	—	—	—	—	16,937
Equity in net loss (income) of unconsolidated affiliates	—	—	—	4,091	(4,803)	(712)
Income (loss) before income tax benefit	187,794	80,184	11,701	(275,876)	5,425	9,228
Income tax expense	—	—	—	1,754	—	1,754
Net income (loss)	$187,794	$80,184	$11,701	$(277,630)	$5,425	$7,474

The following table presents the segment assets as of December 31, 2020 compared to December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Inpatient services	$3,555,291	$4,221,579
Rehabilitation therapy services	252,575	281,978
Other services	47,448	49,877
Corporate and eliminations	206,932	108,706
Total assets	$4,062,246	$4,662,140

(8)	Restricted Investments in Marketable Securities

The current portion of restricted investments in marketable securities principally represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding year through its wholly-owned captive insurance company. See Note 21 – “Commitments and Contingencies – Loss Reserves For Certain Self-Insured Programs.”

Restricted investments in marketable securities at December 31, 2020 consist of the following (in thousands):

			Unrealized losses
	Amortized	Unrealized	Less than	Greater than
	cost	gains	12 months	12 months	Fair value
Restricted investments in marketable securities:
Mortgage/government backed securities	$23,727	$166	$—	$—	$23,893
Corporate bonds	59,936	867	(1)	—	60,802
Government bonds	67,794	1,364	—	(1)	69,157
	$151,457	$2,397	$(1)	$(1)	153,852
Less: Current portion of restricted investments					(39,526)
Long-term restricted investments					$114,326

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

Maturities of restricted investments yielded proceeds of $35.1 million and $69.2 million for the years ended December 31, 2020 and 2019, respectively.

Sales of investments yielded proceeds of $29.0 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. Associated gross realized gain and loss for the years ended December 31, 2020 and 2019 were de minimis.

The majority of the Company’s investments are investment grade government and corporate debt securities that have maturities of five years or less. The Company generally holds the investments until maturity.

Restricted investments in marketable securities held at December 31, 2020 mature as follows (in thousands):

	Amortized	Fair
	cost	value
Due in one year or less	$36,550	$36,834
Due after 1 year through 5 years	111,907	114,019
Due after 5 years through 10 years	—	—
Due after 10 years	3,000	2,999
	$151,457	$153,852

Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay certain obligations and may exercise that right with or without prepayment penalties.

The Company has issued letters of credit totaling $143.3 million at December 31, 2020 to its third party administrators and excess insurance carriers. Restricted cash of $2.6 million and restricted investments with an amortized cost of $151.5 million and a fair value of $153.9 million are pledged as security for these letters of credit as of December 31, 2020.

(9)	Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land, buildings and improvements	$1,052,095	$1,004,447
Equipment, furniture and fixtures	358,546	386,248
Construction in progress	3,776	2,771
Gross property and equipment	1,414,417	1,393,466
Less: accumulated depreciation	(429,705)	(431,361)
Net property and equipment	$984,712	$962,105

Net property and equipment included $735.1 million and $535.9 million at December 31, 2020 and 2019, respectively, associated with the Company's consolidated VIEs.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2020 and 2019, the Company recorded long-lived asset impairment charges to its property and equipment of $11.5 million and $10.7 million, respectively. See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

(10)	Leases

The Company leases the majority of the skilled nursing facilities and assisted/senior living facilities used in its operations, most of which are subject to triple-net leases, meaning that in addition to rent, the Company is responsible for paying property taxes, insurance, and maintenance and repair costs. As of December 31, 2020, the Company leased approximately 72% of its centers; 43% were leased pursuant to master lease agreements with four landlords. The Company also leases certain office space, land, and equipment.

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

As of December 31, 2020, the Company held fixed-price options to purchase 58 facilities, 15 of which are subject to third-party leases and 43 of which are owned by the Company’s consolidated VIEs. The Company assesses the likelihood of exercising purchase options using a “reasonably certain” threshold, which is understood to be a high threshold and, therefore, purchase options are generally assumed to be exercised when a compelling economic reason to exercise the option exists. Certain leases include options to terminate the lease, the terms and conditions of which vary by contract. Such options allow the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The Company’s lease agreements do not contain any material residual value guarantees. The Company leases certain facilities from affiliates of related parties. See Note 16 – “Related Party Transactions.”

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

Lease Transactions

During the years ended December 31, 2020 and 2019, the Company amended, extended and terminated the leases with respect to numerous facilities subject to material lease agreements, resulting in ROU asset and liability adjustments. See Note 4 – “Significant Transactions and Events – Lease Transactions.”

During the years ended December 31, 2020 and 2019, the Company recognized impairment charges resulting in the reduction of ROU assets of $167.5 million and $6.2 million, respectively. The current year’s impairment charges were primarily driven by the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact of COVID-19 on the facilities’ operations. See Note 19 – “Asset Impairment Charges – Long-Lived Assets with a Definite Useful Life.”

The maturity of total operating and finance lease obligations at December 31, 2020 is as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases (1)
2021	$324,840	$6,798
2022	328,039	6,597
2023	330,147	6,420
2024	334,231	6,195
2025	333,225	5,968
Thereafter	2,250,977	28,950
Total lease payments	3,901,459	60,928
Less interest	(1,669,907)	(23,036)
Total lease obligations	2,231,552	37,892
Less current portion	(2,071,841)	(2,949)
Long-term lease obligations	$159,711	$34,943

(1)	Finance lease payments include $37.2 million related to options to renew lease terms that are reasonably certain of being exercised.

The impact of the lease covenant defaults described below and the transactions described within Note 23 – “Subsequent Events – Restructuring Transactions” are reflected in the current and long term lease obligation balances shown above, but are not reflected in the maturity of the Company’s lease obligations presented as of December 31, 2020.

The following table provides lease costs and income by line item on the consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

		Year ended December 31,
	Classification	2020	2019
Operating lease cost	Lease expense	$366,339	$387,063
Finance lease cost:
Amortization of finance lease ROU assets	Depreciation and amortization expense	3,818	16,224
Interest on finance lease obligations	Interest expense	4,402	50,162
Total finance lease expense		8,220	66,386
Variable lease cost	Other operating expenses	34,601	37,841
Short-term leases	Other operating expenses	18,516	24,297
Sublease income	Net revenues	(6,058)	-
Total		$421,618	$515,587

The following table provides remaining lease term and discount rates by lease classification as of December 31, 2020 and 2019:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	11.4	12.6
Finance leases	9.5	10.2
Weighted-average discount rate
Operating leases	10.1%	9.6%
Finance leases	10.6%	12.2%

The following table includes supplemental lease information for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
Other information	2020	2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$348,034	$364,334
Operating cash flows from finance leases	7,305	47,188
Financing cash flows from finance leases	2,905	2,645
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	27,229	96,718
Finance leases	1,033	1,160

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2020, the Company was not in compliance with or had not received waivers with respect to the financial covenants contained in certain of its leases because certain of its other lease agreements and debt agreements contain cross-default provisions that are triggered if the Company is in default of such leases. The lease and debt obligations associated with these agreements have been classified as current liabilities. As of the date of this Form 10-K filing, all rent and debt service payments have been made timely and no material creditors have pursued remedies with respect to breaches of financial covenants.

The Company’s ability to maintain compliance with its lease covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate government-sponsored financial support in response to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 4 – “Significant Transactions and Events – COVID-19” for discussions that could impact future covenant compliance. Should the Company fail to comply with its lease covenants at a future measurement date, it would, absent necessary and timely waivers and/or amendments, be in default under certain of its existing lease agreements. To the extent any cross-default provisions may apply, the default would have a significant adverse impact on the Company’s financial position.

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
Balance at December 31, 2020
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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $81,387	$31,715	7
Trade names	50,555	Indefinite
Identifiable intangible assets	$82,270

	December 31, 2019	Weighted Average Remaining Life (Years)
Customer relationship assets, net of accumulated amortization of $76,243	$36,891	8
Trade names	50,555	Indefinite
Identifiable intangible assets	$87,446

Identifiable intangible assets consist of customer relationship assets and trade names.

● Customer relationship assets exist in the Company’s rehabilitation services, respiratory services, management services and medical staffing businesses. These assets are amortized on a straight-line basis over the expected period of benefit.

● The Company’s trade names have value, in particular in the rehabilitation business which markets its services to other providers of skilled nursing and assisted/senior living services. The trade name asset has an indefinite life and is measured no less than annually or if indicators of potential impairment become apparent.

Amortization expense related to customer relationship assets, which is included in depreciation and amortization expense, for the years ended December 31, 2020 and 2019 was $5.1 million and $10.5 million, respectively.

Based upon amounts recorded at December 31, 2020, amortization expense related to identifiable intangible assets is estimated to be $5.0 million in 2021, $5.0 million in 2022, $4.6 million in 2023, $4.5 million in 2024, and $3.3 million in 2025 and $9.3 million, thereafter.

The Company recorded no impairment charges related to identifiable intangible assets during the years ended December 31, 2020 and 2019.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Long-Term Debt

Long-term debt at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Asset based lending facilities, net of debt issuance costs of $5,894 and $8,615 at December 31, 2020 and December 31, 2019, respectively	$279,106	$412,346
Term loan agreements, net of debt issuance costs of $525 and $1,084 and debt premium balance of $2,221 and $4,816 at December 31, 2020 and December 31, 2019, respectively	210,913	196,714
Real estate loans, net of debt issuance costs of $860 and $3,846 and debt premium balance of $9,664 and $19,328 at December 31, 2020 and December 31, 2019, respectively	215,848	265,700
HUD insured loans, net of debt issuance costs of $633 and $2,909 at December 31, 2020 and December 31, 2019, respectively	26,221	117,117
Notes payable	104,598	116,952
Mortgages and other secured debt (recourse)	6,987	6,369
Mortgages and other secured debt (non-recourse), net of debt issuance costs of $10,711 and $9,349 and debt premium balance of $1,323 and $1,422 at December 31, 2020 and December 31, 2019, respectively	697,049	498,222
	1,540,722	1,613,420
Less: Current portion of long-term debt	(905,788)	(162,426)
Long-term debt	$634,934	$1,450,994

Asset Based Lending Facilities

The Company maintains an asset based lending facility, as amended, that was previously comprised of (a) a $285.0 million first lien term loan facility, (b) a $240.0 million first lien revolving credit facility and (c) a $30.0 million delayed draw term loan facility (collectively, the ABL Credit Facilities) with affiliates of MidCap Financial Services, LLC (MidCap). The commitments under the delayed draw term loan facility were reduced to $20.0 million on December 31, 2020.

The Company originally entered into the ABL Credit Facilities in March 2018. The ABL Credit Facilities have a stated maturity of March 6, 2023 and include a springing maturity clause that would accelerate the maturity date 90 days prior to the maturity of the Term Loan Agreement or Welltower Real Estate Loans (each defined below). The Term Loan Agreements and Welltower Real Estate Loans were set to mature on January 1, 2022. However, on March 2, 2021, the Company entered into a series of transactions, as described within Note 23 – “Subsequent Events – Restructuring Transactions,” that extended the maturity dates of the Term Loan Agreement and the Welltower Real Estate Loans to January 1, 2024, subject to acceleration. Consequently, the maturity date of the ABL Credit Facilities was effectively extended to March 6, 2023. The revolving credit facility includes a swinging lockbox arrangement whereby the Company transfers all funds deposited within its designated lockboxes to MidCap on a daily basis and then draws from the revolving credit facility as needed. Cash proceeds of $51.2 million received under the ABL Credit Facilities remain in a restricted account. This amount is pledged to cash collateralize letters of credit. The Company has classified this deposit and all cash account balances subject to deposit account control agreements that were sprung under the ABL Credit Facilities as restricted cash and equivalents in the consolidated balance sheets at December 31, 2020 and 2019.

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

Borrowings and interest rates under the ABL Credit Facilities were as follows at December 31, 2020 (dollars in thousands):

			Weighted
			Average
ABL Credit Facilities	Commitment	Borrowings	Interest
Term loan facility	$285,000	$285,000	6.50%
Revolving credit facility (Non-HUD)	168,000	—	6.50%
Revolving credit facility (HUD)	72,000	—	6.50%
Delayed draw term loan facility	20,000	—	12.00%
	$545,000	$285,000	6.50%

As of December 31, 2020, the Company had a total borrowing base capacity of $324.8 million with outstanding borrowings under the ABL Credit Facilities of $285.0 million, leaving the Company with approximately $39.8 million of available borrowing capacity under the ABL Credit Facilities.

Term Loan Agreements

The Company and certain of its affiliates, including FC-GEN (the Borrower) are party to a term loan agreement, as amended (the Term Loan Agreement), with an affiliate of Welltower and an affiliate of Omega. The Term Loan Agreement originally provided for term loans (the Term Loans) in the aggregate principal amount of $120.0 million and later expanded to $160.0 million. The Term Loans provide that 60% and 40% of the outstanding balance and interest accrued thereon is due to affiliates of Welltower and Omega, respectively. The Term Loan Agreement was set to mature on November 30, 2021, but the agreement was amended on November 8, 2020, extending the maturity date to January 1, 2022. On March 2, 2021, the Company entered into a series of transactions, as described within Note 23 – “Subsequent Events – Restructuring Transactions,” that among other things, further extended the maturity date of the Term Loan Agreement to January 1, 2024, subject to acceleration, and provided that the Welltower affiliate’s portion of the interest payable under the Term Loans may be paid in-kind at the option of the Company, subject to the satisfaction of certain conditions. As of December 31, 2020, the original Term Loan for $120.0 million bore interest at a rate equal to 14.0% per annum, with up to 9.0% per annum to be paid in kind, while the additional Term Loan for $40.0 million bore interest at a rate equal to 10.0% per annum, with up to 5.0% per annum to be paid in kind. The Omega affiliate’s portion of the interest payable was not affected by the transactions referenced above. The Term Loans had an outstanding accreted principal balance of $209.2 million and $193.0 million at December 31, 2020 and 2019, respectively.

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

Real Estate Loans

MidCap Real Estate Loans

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originally entered into two real estate loans, as amended, with MidCap (MidCap Real Estate Loans) with combined available proceeds of $85.0 million during 2018. The MidCap Real Estate Loans were secured by skilled nursing facilities and a corporate office building. The loans had a stated maturity of March 30, 2023, subject to acceleration upon repayment of the ABL Credit Facilities. The loans were subject to principal amortization payments and bore an annual interest rate equal to 30-day LIBOR (subject to a floor ranging from 1.5% to 2.0%) plus an applicable margin ranging from 5.85% to 6.25%, with a balloon payment due at maturity.

During the years ending December 31, 2020 and 2019, the Company divested the real property and operations of eight and six facilities, respectively, that were subject to the MidCap Real Estate Loans, using the sale proceeds to repay $41.3 million and $39.8 million on the loans, respectively. The MidCap Real Estate Loans were repaid in full during the fourth quarter of 2020 and had an outstanding principal balance of $42.2 million at December 31, 2019.

Welltower Real Estate Loans

The Company is subject to two real estate loan agreements with Welltower (Welltower Real Estate Loans). The Welltower Real Estate Loans are subject to payments of interest only during the term with a balloon payment due at maturity, provided, that to the extent the subsidiaries receive any net proceeds from the sale and/or refinance of the underlying facilities such net proceeds are required to be used to repay the outstanding principal balance of the Welltower Real Estate Loans. The Welltower Real Estate Loans had a maturity date of January 1, 2022. However, on March 2, 2021, the Company entered into a series of transactions, as described within Note 23 – “Subsequent Events – Restructuring Transactions,” that among other things, extended the maturity date of the Welltower Real Estate Loans to January 1, 2024, subject to acceleration, and provided for the forgiveness of approximately $169.8 million under the Welltower Real Estate Loans plus interest accrued thereon, upon the future satisfaction of certain conditions, and provided an increase in the portion of interest payable under the loans that may be paid in kind. As of December 31, 2020, the Welltower Real Estate Loans bore an annual interest rate of 12.0%, of which 7.0% was paid in cash and 5.0% was paid in kind; the annual cash component of the interest payments was increased by approximately $2.0 million with a corresponding decrease in the paid in kind component of interest payable. At December 31, 2020, the Welltower Real Estate Loans are unsecured.

During the first quarter of 2020, the Company divested the real property and operations of the remaining facility that was subject to the Welltower Real Estate Loans, using the sale proceeds to repay $9.0 million on the loans. The Welltower Real Estate Loans had an outstanding accreted principal balance of $207.0 million and $208.0 million at December 31, 2020 and 2019, respectively.

HUD Insured Loans

As of December 31, 2020, the Company had five owned skilled nursing facility loans insured by HUD. The HUD insured loans have an original amortization term ranging from 30 to 35 years and an average remaining term of 28.5 with fixed interest rates ranging from 3.0% to 3.4% and a weighted average interest rate of 3.3%. Depending on the mortgage agreement, prepayments are generally allowed only after 12 months from the inception of the mortgage. Prepayments are subject to a penalty of 10% of the remaining principal balances in the first year and the prepayment penalty decreases each subsequent year by 1% until no penalty is required thereafter. Any further HUD insured loans will require additional HUD approval. All HUD insured loans are non-recourse loans to the Company. All loans are subject to HUD regulatory agreements that require escrow reserve funds to be deposited with the loan servicer for mortgage insurance premiums, property taxes, insurance and for capital replacement expenditures. As of December 31, 2020, the Company has total escrow reserve funds of $3.4 million with the loan servicer that are reported within prepaid expenses in the consolidated balance sheets.

During December 31, 2019, the Company sold the real property and operations of eight skilled nursing facilities and one assisted/senior living facility that were subject to HUD financing, using the sale proceeds to retire HUD insured loans totaling $65.6 million. During the year ended December 31, 2020, the Company sold the real property and operations of eleven skilled nursing facilities that were subject to HUD financing, one of which was classified as held for sale at December 31, 2019. The sale proceeds were used to retire HUD insured loans totaling $93.2 million. The HUD insured loans for owned facilities had an aggregate principal balance of $46.0 million and $140.6 million at December 31, 2020 and 2019, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the HUD insured loans of two facilities with an aggregate principal balance of $19.2 million were classified as held for sale at December 31, 2020. See Note 20 – “Assets Held for Sale.” On February 1, 2021, the Company sold the real property and divested the operations of these two facilities, using the sale proceeds to retire the loans. See Note 23 – “Subsequent Events – NewGen Partnership.”

Notes Payable

In November 2016, the Company issued a note totaling $51.2 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every May 1 and November 1. The note was set to mature on December 15, 2021. However, on March 2, 2021, the Company entered into a series of transactions, as described within Note 23 – “Subsequent Events – Restructuring Transactions,” that among other things, extended the maturity date of the note to January 1, 2024, subject to acceleration. The Company has agreed to support Welltower in connection with the sale to third party purchasers of Welltower’s interests in certain facilities that the Company leases from Welltower, terminate the leases on 51 of its facilities leased from Welltower and transition operations to new operators in return for an $86.3 million payment, which will be used to repay the accreted note balance and shall occur incrementally over time upon the transition of the facilities. The note had an outstanding accreted principal balance of $68.8 million and $64.2 million at December 31, 2020 and 2019, respectively.

In December 2016, the Company issued a second note totaling $11.7 million to Welltower, which accrues cash interest at 3.0% and paid-in-kind interest at 7.0%. Cash interest is paid and paid-in-kind interest accretes the principal amount semi-annually every June 15 and December 15. The note was set to mature on December 15, 2021. However, on March 2, 2021, the Company entered into a series of transactions, as described at Note 23 – “Subsequent Events – Restructuring Transactions,” that among other things, extended the maturity date of the note to January 1, 2024, subject to acceleration. The Company has agreed to support Welltower in connection with the sale to third party purchasers of Welltower’s interests in certain facilities that the Company leases from Welltower, terminate the leases on 51 of its facilities leased from Welltower and transition operations to new operators in return for an $86.3 million payment, which will be used to repay the accreted note balance and shall occur incrementally over time upon the transition of the facilities. The note had an outstanding accreted principal balance of $15.6 million and $14.6 million at December 31, 2020 and 2019, respectively.

In October 2019, the Company converted $23.2 million of its trade payables into a note payable. The note requires monthly interest payments based on an annual interest rate of 3.5%. As of December 31, 2020 and 2019, the outstanding principal balance of the note payable was $20.2 million and $23.1 million, respectively. The balance of the note is due on September 30, 2022.

In November 2019, the Company issued a short-term note payable for $15.0 million. The note was repaid in full during the year ended December 31, 2020.

Other Debt

Mortgages and other secured debt (recourse). The Company carries mortgage loans and notes payable on certain of its corporate office buildings and other acquired assets. The loans are secured by the underlying real property and have fixed or variable rates of interest with a weighted average interest rate of 0.5% at December 31, 2020, and maturity dates ranging from 2021 to 2024.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Next Partnership is subject to a term loan agreement with an original principal balance of $142.1 million and maturity date of January 31, 2022. The term loan bears interest at LIBOR plus 3.50% and is subject to interest-only payments through January 31, 2021. Beginning in April 2021, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. During the second quarter of 2020, the Next Partnership term loan was partially refinanced via two new HUD insured loans. Proceeds from the new HUD insured loans were principally used to pay down $24.6 million on the Next Partnership term loan. The term loan had an outstanding principal balance of $78.8 million and $103.4 million as of December 31, 2020 and 2019, respectively. The term loan was collateralized by 10 facilities as of December 31, 2020.

The Next Partnership is subject to a mezzanine loan with an original principal balance of $27.0 million and maturity date of February 1, 2029. The mezzanine loan bears interest at 11.50% and is subject to interest-only payments through January 2022, with payments including a principal component thereafter. The mezzanine loan had an outstanding principal balance of $27.0 million as of both December 31, 2020 and 2019.

The Next Partnership includes five facilities that are subject to HUD-insured loans, two of which were entered into during the year ended December 31, 2020. The loans mature on dates ranging from January 1, 2055 through June 1, 2055. The loans bear interest at fixed rates ranging from 2.79% to 3.15% and had an aggregate outstanding principal balance of $67.0 million and $41.7 million at December 31, 2020 and 2019, respectively.

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

The Vantage Point Partnership is subject to a term loan agreement with an aggregate original principal balance of $240.9 million and maturity date of September 12, 2026. The term loan bears interest at LIBOR (subject to a floor of 1.75%) plus 3.75% and is subject to interest-only payments through October 1, 2021. The interest-only period can be extended through October 1, 2022 upon satisfaction of certain conditions, such as the achievement of a specified debt service coverage ratio and ratio of adjusted net operating income to the outstanding term loan balance. Following the interest-only period, principal payments calculated based on a 25-year amortization schedule, after giving effect to any prior refinancings or other repayments of the term loan, will be applied to the remaining term loan balance. The term loan had an outstanding principal balance of $240.9 million and $233.6 million at December 31, 2020 and 2019, respectively. The term loan was collateralized by 19 facilities as of December 31, 2020.

The Vantage Point Partnership is subject to a promissory note in the amount of $76.8 million, the entire balance of which was outstanding at December 31, 2020 and 2019. The promissory note bears interest at 14.0% and matures on September 12, 2028.

Cascade Partnership Debt

The Cascade Partnership is subject to a term loan agreement with an aggregate principal balance of $183.5 million and maturity date of July 2, 2023. The term loan bears interest at LIBOR (subject to a floor of 1.50%) plus 4.75% and is subject to interest-only payments through the maturity date. The term loan also has two one-year optional extension periods that become exercisable upon satisfaction of certain conditions, such as achieving a specified debt service coverage ratio. The debt service payments during the extension periods include a principal component that will be calculated based on the outstanding balance, an assumed interest rate of 6.0%, and a 25-year amortization schedule, with the balance due at maturity. The entire term loan balance of $183.5 million was outstanding as of December 31, 2020. The term loan is collateralized by 9 facilities as of December 31, 2020.

The Cascade Partnership is subject to a note payable in the amount of $10.0 million, the entire balance of which was outstanding at December 31, 2020. The note matures on June 30, 2024 and bears interest at 10.0%, of which 5.0% will be paid in cash and 5.0% will be paid in kind. Paid in kind interest compounds annually beginning July 1, 2021. Subsequent to July 1, 2022, quarterly principal payments are required based on cash flows generated by the Cascade Partnership, with the remaining balance due at maturity.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Recourse Debt

The Company has other non-recourse loans consisting principally of revenue bonds and secured bank loans with maturities ranging from 2023 through 2034. The loans are secured by the underlying real and personal property of individual facilities and have fixed or variable rates of interest, with a weighted average interest rate of 4.2% at December 31, 2020. The loans had an aggregate outstanding principal balance of $22.4 million and $23.8 million at December 31, 2020 and 2019, respectively.

Debt Covenants

The Company’s ability to maintain compliance with its debt covenants depends in part on management’s ability to increase revenue, control costs and receive timely and adequate government-sponsored financial support in response to the COVID-19 pandemic. See Note 1 – “General Information – Going Concern Considerations” and Note 3 – “Significant Transactions and Events – COVID-19” for discussion of conditions that have impacted current covenant compliance.

At December 31, 2020, the Company was not in compliance with or had not received waivers with respect to the financial covenants contained in certain of its leases because certain of its other lease agreements and debt agreements contain cross-default provisions that are triggered if the Company is in default of such leases. The lease and debt obligations associated with these agreements have been classified as current liabilities. As of the date of this Form 10-K, all rent and debt service payments have been made timely and no material creditors have pursued remedies with respect to breaches of financial covenants.

The scheduled maturity of total debt of $1.5 billion, excluding debt issuance costs and other non-cash debt discounts and premiums, at December 31, 2020 is as follows (in thousands):

Twelve months ended December 31,
2021	$380,890
2022	522,672
2023	204,123
2024	19,528
2025	9,516
Thereafter	409,408
Total debt maturity	$1,546,137

The impact of the debt covenant defaults described above and the transactions described within Note 23 – “Subsequent Events – Restructuring Transactions” are not reflected in the maturity of debt presented as of December 31, 2020.

(13)	Stockholders’ Deficit

The total number of shares of all classes of stock that the Company shall have authority to issue is 1,200,000,000 consisting of:

●	1,000,000,000 shares of Class A common stock, par value $0.001 per share, of which 110,801,462 shares and 107,888,854 shares were issued at December 31, 2020 and 2019, respectively;
●	20,000,000 shares of Class B common stock, par value $0.001 per share, of which 744,396 shares and 744,396 shares were issued at December 31, 2020 and 2019, respectively;
●	150,000,000 shares of Class C common stock, par value $0.001 per share, of which 55,250,921 shares and 56,172,193 shares were issued at December 31, 2020 and 2019, respectively; and
●	30,000,000 shares of Preferred Stock, par value $0.001 per share, of which no shares were issued at December 31, 2020 and 2019.

(14)	Stock-Based Compensation

Omnibus Equity Incentive Plans

The Company maintains two stock-based employee compensation plans: the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and the Amended and Restated 2015 Omnibus Equity Incentive Plan (the “Prior Plan”). During the second quarter of 2020, the

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s shareholders approved the 2020 Plan. As of the effective date of the 2020 Plan, no further grants may be made under the Prior Plan. Any shares that were available for issuance under the Prior Plan and that were not subject to outstanding awards under the Prior Plan became available for issuance (in addition to the newly authorized shares) under the 2020 Plan. Accordingly, upon stockholder approval of the 2020 Plan at the Annual Meeting of Stockholders on June 3, 2020, a total of 6,462,605 shares became available for delivery under the 2020 Plan, including (i) 3,500,000 newly authorized shares and (ii) 2,962,605 shares previously registered on Forms S-8 filed with the SEC that were available for issuance under the Prior Plan.

The Company provides stock-based compensation to attract and retain employees while also aligning employees’ interests with the interests of its shareholders. The 2020 Plan, which is shareholder-approved, permits the grant of various cash-based and equity-based awards to selected employees, directors, independent contractors and consultants of the Company. The 2020 Plan permits the grant of up to 27.9 million shares of Class A common stock, subject to certain adjustments and limitations.

On March 2, 2021, the Company executed certain transactions that among other things, require that the Company use reasonable best efforts to (i) delist the Class A Shares from the NYSE, (ii) deregister the Class A Shares under the Exchange Act, and (iii) suspend any Exchange Act reporting obligations in respect of the Class A Shares. Refer to Note 23 – “Subsequent Events – Restructuring Transactions.”

Stock-based compensation expense is comprised of restricted stock units, which are based on estimated fair value, made to certain employees and directors. The Company accounts for forfeitures when they occur.

Restricted Stock Units

The Company has granted restricted stock units to certain employees and directors under the 2020 Plan and the Prior Plan. Each unit represents an obligation to deliver to the holder one share of the Company’s Class A common stock upon vesting. Restricted stock units are subject to some combination of service-based, performance-based, and market-based vesting conditions. Units subject to only service-based vesting conditions generally vest in equal installments over three to four years on the anniversary of the grant date with expense being recognized over the requisite service period. The fair value of such units is measured at the market price of the Company’s stock on the date of the grant. Units subject to performance-based or market-based vesting conditions are generally subject to a service-based vesting condition (i.e. cliff vest). Consequently, expense of such awards is recognized over the requisite service period. Units subject to performance-based vesting conditions generally cliff vest upon satisfaction of performance targets. The fair value of such units is measured at the market price of the Company’s stock on the date of the grant. Units subject to market-based vesting conditions generally cliff vest upon the Company’s share price meeting specified target prices. The fair value of such units is measured using the Monte-Carlo simulation model, which incorporates into the fair value determination the possibility that the target share prices may not be met. Further, expense related to these units is recognized regardless of whether the market-based vesting condition is satisfied, provided that the requisite service has been provided.

During the year ended December 31, 2020, the Company’s board of directors voluntarily forfeited an aggregate 887,940 restricted stock units having an aggregate grant date fair value of $0.8 million.

A summary of the Company’s non-vested restricted stock units as of and for the year ended December 31, 2020 is shown below (number of units in thousands):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested balance at January 1, 2020	9,959	$1.74
Granted	3,540	0.96
Vested	(2,880)	1.68
Forfeited	(2,248)	1.13
Non-vested balance at December 31, 2020	8,371	$1.60

For the year ended December 31, 2019, the weighted-average grant date fair value of restricted stock units granted was $1.30. As of December 31, 2020, there was approximately $7.4 million of unrecognized expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average term of 1.6 years. During the years ended December 31, 2020 and 2019, the fair

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of restricted stock units that vested was $2.2 million and $4.4 million, respectively. At December 31, 2020, 7.4 million shares of the Company’s Class A common stock are available for delivery under the 2020 Plan.

Stock-based compensation expense related to restricted stock units included in general and administrative costs was $6.5 million and $7.3 million for the years ended December 31, 2020 and 2019, respectively. The income tax benefit for stock-based compensation expense was $0.3 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

(15)	Income Taxes

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

The Company effectively owns 66.9% of FC-GEN, which is an entity taxed as a partnership for U.S. income tax purposes and the Company’s only source of taxable income. FC-GEN is subject to income taxes in several U.S. state and local jurisdictions. The income taxes assessed by these jurisdictions are included in the Company’s tax provision, but at its 66.9% ownership of FC-GEN.

Income Tax Provision

The total income tax (benefit) expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2020	2019

Continuing operations	$(3,610)	$1,754
Stockholder's deficit	316	346
Total	$(3,294)	$2,100

The components of the provision for income taxes on (loss) income for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$(4,814)	$1,014
State	200	28
	(4,614)	1,042
Deferred:
Federal	(563)	29
State	1,567	683
	1,004	712
Total	$(3,610)	$1,754

The Company’s 2020 tax year was impacted by certain provisions contained in the CARES Act, such as increased limits on interest expense deductions, acceleration of refunds related to alternative minimum tax credits, payroll tax deferrals, and the employee retention tax credits.

At December 31, 2020 and 2019, the current income taxes were primarily generated on the taxable income of the Company’s Bermuda captive insurance company. The Company’s Bermuda captive insurance company incurred a $14.6 million taxable loss in the year ended December 31, 2020. Under the CARES Act, any loss sustained during 2020 is permitted to be carried back for five years. Management has recorded a $5.1 million current income tax refund receivable for the carry back of the Company’s Bermuda captive insurance company’s taxable loss.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reasonable estimates for the Company’s state and local provision were made based on the Company’s analysis of the state’s enacted response to U.S. federal tax reform. The Company’s 2020 state deferred tax expense is primarily the result of applying a full valuation allowance against the Company’s state deferred tax incurred by the FC-GEN partnership.

Under the U.S. Tax Cuts and Jobs Act, the Company's federal net operating losses that have been incurred prior to January 1, 2018 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. For net operating losses created after December 31, 2017, the net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The Company has estimated the impact of the U.S. Tax Cuts and Jobs Act on state income taxes reflected in its income tax provision for the years ended December 31, 2020 and 2019.

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

The Company previously established a full valuation allowance against the majority of its net deferred tax assets based on its assessment that the Company will not realize such assets. The Company continues to assess the requirement for, and amount of, the valuation allowance for its deferred tax assets. At December 31, 2020 and 2019, the Company has established a full valuation allowance against the majority of its net deferred tax assets in the amount of $408.4 million and $391.3 million, respectively, based on management’s assessment that the Company will not realize its deferred tax assets. The valuation allowance does not include the discounted unpaid loss reserve deferred tax asset of the Company’s captive insurance company, which continues to project taxable income that will allow the Company to utilize its deferred tax assets. As of December 31, 2020, management determined that the current valuation allowance was still necessary and sufficient.

Total income tax (benefit) expense for the periods presented was as follows (in thousands):

	Year ended December 31,
	2020	2019
Computed “expected” (benefit) expense	$(22,465)	$1,939
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefit	116	107
Income tax credits	(1,847)	(2,088)
Non-controlling interest	8,306	4,038
Adjustment to deferred taxes, including credits and valuation allowance	17,389	(2,977)
US federal refund carryback claim	(5,107)	—
FIN 48	(13)	—
Other, net	11	735
Total income tax (benefit) expense	$(3,610)	$1,754

The Company’s effective income tax rates were 3.4% and 19.0% for the years ended December 31, 2020 and 2019, respectively. The reduction in the effective tax rate was primarily attributable to the $14.6 million taxable loss generated by the Company’s Bermuda captive insurance company during the year ended December 31, 2020. This loss was carried back to tax periods during which the U.S. Federal income tax rate was 35%, compared to the current rate of 21%.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	2020	2019
Deferred tax assets:
Investment in partnership	$252,214	$240,247
Net operating loss carryforwards	136,709	133,611
Discounted unpaid loss reserve	2,278	2,156
General business credits	29,895	30,006
Total deferred tax assets	421,096	406,020
Valuation allowance	(408,379)	(391,257)
Deferred tax assets, net of valuation allowance	$12,717	$14,763
Deferred tax liabilities:
Long-lived assets: intangible property	(15,509)	(16,236)
Total deferred tax liabilities	(15,509)	(16,236)
Net deferred tax liabilities	$(2,792)	$(1,473)

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2018	$77
Reductions due to lapses of applicable statute of limitations	—
Balance, December 31, 2019	$77
Reductions due to lapses of applicable statute of limitations	(13)
Balance, December 31, 2020	$64

The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily related to the accrual of penalty on underpayment of quarterly estimated tax. All of the gross unrecognized tax benefits would affect the effective tax rate if recognized. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcome differs from the amount recorded. Unrecognized tax benefits are not expected to change significantly over the next twelve months. The Company recognizes potential accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was less than $0.1 million as of both December 31, 2020 and 2019. Generally, the Company has open tax years for state purposes subject to tax audit on average of between three years to six years. The Company’s U.S. income tax returns from 2014 through 2019 are open and could be subject to examination.

Exchange Rights and Tax Receivable Agreement

The noncontrolling owners of FC-GEN have the right to exchange their membership units in FC-GEN, along with an equivalent number of Class C shares, for shares of Class A common stock of the Company or cash, at the Company’s option.  As a result of such exchanges, the Company increases its holding interest in FC-GEN at the cost of the fair market value of the stock that was exchanged with the noncontrolling owners for their interest in FC-GEN. The cost of the exchanges to the Company in excess of the tax basis of the Company’s increased share of the assets of FC-GEN is adjusted to the tax basis of the Company’s increased share of the assets of FC-GEN, pursuant to internal revenue code (IRC) Section 743(b), because of FC-GEN’s IRC Section 754 election. The exchanges during the years ended December 31, 2020 and 2019 resulted in IRC Section 743(b) deductible goodwill of $6.2 million and $16.9 million, respectively.

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	Related Party Transactions

The Company provides rehabilitation services to certain facilities owned and operated by two customers in which certain members of the Company’s board of directors, board observer, and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest. In the case of one significant customer, these services resulted in net revenues of $102.0 million and $114.3 million in the years ended December 31, 2020 and 2019, respectively. The services resulted in net accounts receivable balances of $30.5 million and $28.9 million at December 31, 2020 and 2019, respectively. Further, the Company holds a note receivable from this customer, which was derived from past due accounts receivable, in the principal amount of $56.3 million. The Company has reserved $55.0 million on the note receivable balance. The reserve represents the judgment of management and does not indicate a forgiveness of any amount owed by this related party customer. The Company is monitoring the financial condition of this customer and will adjust the reserve levels accordingly as new information about their outlook is available. In the case of the other customer, the Company recorded net revenues of $5.3 million and $6.6 million in the years ended December 31, 2020 and 2019, respectively, resulting in net accounts receivable balances of $1.2 million and $1.4 million at December 31, 2020 and 2019, respectively.

Certain subsidiaries of the Company are subject to leases of facilities from affiliates of Next (the Next Landlord Entities). Certain members of the Company’s Board of Directors each directly or indirectly hold an ownership interest in the Next Landlord Entities totaling less than 5% in the aggregate. These members have earned acquisition fees, and may earn asset management fees and other fees from the Next Landlord Entities.

During the years ended December 31, 2020 and 2019, the Company was subject to a lease of seven facilities in New Hampshire and five facilities in Florida from affiliates of the Next Landlord Entities. The lease contained initial annual rent of $13.0 million and included an option to purchase the facilities. During the fourth quarter of 2020, the Next Landlord Entities sold the real estate of three of the New Hampshire facilities and all five of the Florida facilities to new owners. In conjunction with these sales, the Company no longer operates these eight facilities. Additionally, the Next Landlord Entities sold the other four New Hampshire facilities to a third party landlord, the closing of which is pending regulatory approval. Genesis will continue to operate these facilities and holds an option to purchase them in the future.

The Company is also subject to a lease of 15 facilities from affiliates of the Next Landlord Entities associated with the Next Partnership, of which Genesis holds a 46% membership interest. The Company has consolidated the Next Partnership within the accompanying financial statements and consequently, all leasing activity has been eliminated in consolidation. The lease for these 15 facilities was effective February 1, 2019 with an initial term of 15 years and two five-year renewal options. Initial annual rent under the master lease was $19.5 million with no rent escalators for the first five years and an escalator of 2.0% beginning in the sixth lease year and thereafter. The Company also obtained a fixed price purchase option to acquire all of the real property of the facilities. The purchase option is exercisable between lease years five and seven, reducing in price each successive year down to a 10% premium over the initial purchase price.

As of December 31, 2020, Welltower held greater than 5% of the Company’s Class A common stock. The Company is party to a master lease with an affiliate of Welltower. The initial term of the master lease expires on January 31, 2037 and the Company has one eleven-year renewal option. Annual rent escalators under the master lease are 2.0%. During the years ended December 31, 2020 and 2019, the Company paid rent of approximately $77.8 million and $81.9 million to Welltower. The Company holds options to purchase certain facilities subject to the master lease. At December 31, 2020, the Company leased 51 facilities from Welltower. The Company and certain of its affiliates are also party to certain debt instruments with Welltower. During the years ended December 31, 2020 and 2019, the Company recorded cash interest on debt instruments due to Welltower of $24.8 million and $24.1 million, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company transitioned operational responsibility for 24 facilities in the states of California, Washington and Nevada to the NewGen Partnership. The Company does not hold a controlling financial interest in the NewGen Partnership. As such, the Company has applied the equity method of accounting for its 50% interest in the NewGen Partnership. The Company provided $9.0 million in financing to the NewGen Partnership. Concurrently, the facilities have entered, or will enter upon regulatory approval, into management services agreements with NewGen for the day-to-day operations of the facilities. The Company provides administrative and back office services to the facilities pursuant to administrative support agreements, as well as therapy services pursuant to therapy services agreements. The Company also subleases six facilities to the NewGen Partnership. Total income recorded related to these services and the subleases was $25.4 million for the year ended December 31, 2020.

An affiliate of the Company entered into an agreement to receive telehealth and telemedicine services from a company in which certain members of the Company’s board of directors and shareholders with greater than 5% of the Company’s Class A common stock beneficially own an ownership interest. The cost of these services for the Company were approximately $0.8 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

Certain skilled nursing facilities of the Company entered into agreements to receive dialysis services from a company in which a member of the Company’s board of directors beneficially owns an ownership interest. The cost of these services for the Company were approximately $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

(17)	Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company did not match employee contributions for the defined contribution plan in 2020 and 2019.

(18)	Other Income

In the years ended December 31, 2020 and 2019, the Company completed multiple transactions, including the divestitures of numerous owned assets and the termination and refinancing of certain facilities subject to lease agreements. See Note 4 – “Significant Transactions and Events.” These transactions resulted in a net gain recorded as other income in the consolidated statements of operations. The following table summarizes those net gains (in thousands):

	Year ended December 31,
	2020	2019
Gain on sale of owned assets (1)	$(120,357)	$(90,723)
Loss recognized for exit costs associated with divestiture of operations (2)	16,671	12,997
Gain on lease termination or modification (3)	(98,586)	(95,779)
Total other income	$(202,272)	$(173,505)

(1)	The Company sold 19 owned skilled nursing facilities during the year ended December 31, 2020. The Company sold 13 owned skilled nursing facilities and two assisted/senior living facilities during the year ended December 31, 2019. The gain represents sale proceeds in excess of the carrying value of the assets sold.
(2)	The Company divested the operations of 63 facilities, including the sold facilities noted above, in the year ended December 31, 2020. The Company divested operations of 44 facilities, including the facilities described in Note 16 – “Related Party Transactions,” in the year ended December 31, 2019. Upon divestiture, the Company recognizes exit costs for uncollectible accounts receivable resulting from a sale, the write-off of inventory balances assumed by the new operator, and other costs associated with the transition of operations.
(3)	The Company amended numerous lease agreements in the years ended December 31, 2020 and 2019. These transactions resulted in a combination of base rent reductions, lease term extensions or reductions and facility terminations. Lease terminations may be the result of divested operations or sales of real property between landlords for retained operations. Each lease amendment triggers a lease reassessment, which includes possible lease reclassification and assumption of renewal options. Upon termination, the respective lease liability and ROU asset balances are adjusted proportionately, with offsetting adjustments recorded as other income, in certain circumstances.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)	Asset Impairment Charges

Long-Lived Assets with a Definite Useful Life

In each quarter, the Company’s long-lived assets with a definite useful life are tested for impairment at the lowest levels for which there are identifiable cash flows. The primary asset in each long-lived asset group is principally a building or ROU asset in the inpatient segment and customer relationship assets in the rehabilitation therapy services segment. The Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived assets. The cash flow period was based on the remaining useful lives of each long-lived asset group. The Company recognized impairment charges in the inpatient segment of $179.0 million and $16.9 million during the years ended December 31, 2020 and 2019, respectively.

Goodwill and Identifiable Intangible Assets with an Indefinite Useful Life

The Company performed its annual goodwill impairment test as of September 30, 2020 and 2019, which indicated that no impairment existed. The Company conducts the test at the reporting unit level that management has determined aligns with the Company’s segment reporting. See Note 7 – “Segment Information.” Indefinite-lived intangible assets consist of trade names. In conjunction with the annual goodwill impairment tests, the Company performed impairment tests with respect to its indefinite-lived intangible assets, noting no impairment existed.

(20)	Assets Held for Sale

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

At December 31, 2020, two skilled nursing facilities owned and operated by the Company in California and Nevada, as well as a land parcel in Texas, were classified as held for sale. Neither the facilities nor the land parcel met the criteria as discontinued operations. The Company is party to purchase and sale agreements, as amended, to sell the facilities for an aggregate $19.2 million and the land parcel for $2.7 million. On February 1, 2021, the Company completed the sale of the two facilities. See Note 23 – “Subsequent Events.” The sale of the land parcel is expected to close during 2021.

At December 31, 2019, the Company classified one skilled nursing facility operated by the Company in California as held for sale. The facility did not meet the criteria as a discontinued operation. The sale of the facility, which was subject to a HUD insured loan, was completed on February 26, 2020.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the major classes of assets and liabilities included as part of the disposal groups as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Current assets:
Prepaid expenses	$—	$1,171
Long-term assets:
Property and equipment, net of accumulated depreciation of $3,015 and $2,201 at December 31, 2020 and December 31, 2019, respectively	12,986	16,306
Total assets	$12,986	$17,477
Current liabilities:
Current portion of long-term debt	$403	$368
Long-term liabilities:
Long-term debt	18,271	19,789
Total liabilities	$18,674	$20,157

(21)	Commitments and Contingencies

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

The Company self-insures for certain insurable risks, including general and professional liabilities and workers’ compensation liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary among states in which the Company operates, including wholly-owned captive insurance subsidiaries, to provide for potential liabilities for general and professional liability claims and workers’ compensation claims. General and professional liability policies are typically written for a duration of 12 months or less and are measured on a “claims made” basis. Regarding workers’ compensation, the Company self-insures to its deductible and purchases statutorily required insurance coverage in excess of its deductible. Excess insurance policies are typically written for a duration of 12 months or less and are measured on an “occurrence” basis. There is a risk that amounts funded by the Company’s self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments. This liability includes an estimate of the development of reported losses and losses incurred but not reported. Provisions for changes in insurance reserves are made in the period of the related coverage. Estimated insurance recoveries related to recorded liabilities are reflected as assets in the Company’s consolidated balance sheets when the receipt of such amounts is deemed to be probable.

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

The provision for general and professional liability risks totaled $60.3 million and $70.1 million for the years ended December 31, 2020 and 2019, respectively. The reserves for general and professional liability, which are recorded on an undiscounted basis, were $365.2 million and $392.8 million as of December 31, 2020 and 2019, respectively.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for workers’ compensation risks totaled $74.0 million and $47.6 million for the years ended December 31, 2020 and 2019, respectively. The reserves for loss for workers’ compensation risks were $173.6 million and $160.5 million as of December 31, 2020 and 2019, respectively. These reserves are discounted based on actuarial estimates of claim payment patterns using a discount rate for the current policy year of 0.2%. The discount rates are based upon the risk-free rate for the appropriate duration for the respective policy year. The removal of discounting would have resulted in an increased reserve for workers’ compensation risks of $9.7 million and $12.0 million as of December 31, 2020 and 2019, respectively.

Health Insurance

The Company offers employees an option to participate in self-insured health plans. Health insurance claims are paid as they are submitted to the plans’ administrators. The Company maintains an accrual for claims that have been incurred but not yet reported to the plans’ administrators and therefore have not yet been paid. This accrual for incurred but not yet reported claims was $13.7 million and $15.1 million as of December 31, 2020 and 2019, respectively. The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets. Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for such self-insured risks will not exceed management’s estimates.

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

While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigation and investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, the Company’s assessment may evolve based upon further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

The Company and certain of its subsidiaries are involved in various litigation and regulatory investigations arising in the ordinary course of business. While there can be no assurance, based on the Company’s evaluation of information currently available, management does not believe the results of such litigation and regulatory investigations would have a material adverse effect on the results of operations, financial position or cash flows of the Company. However, the Company’s assessment may be affected by limited information (particularly in the early stages of government investigations). Accordingly, the Company’s assessment may change in the future based upon availability of discovery and further developments in the proceedings at issue. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

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

The settlement agreement called for payment of a collective settlement amount of $52.7 million (the Settlement Amount), including separate Medicaid repayment agreements with each affected state Medicaid program.  The Company will continue to remit the Settlement Amount through January 31, 2023. The remaining outstanding Settlement Amount at December 31, 2020 was $22.6 million, of which $12.1 million is recorded in accrued expenses and $10.5 million is recorded in other long-term liabilities.

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

At December 31, 2020 and 2019, the Company has a liability for the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $6.6 million and $6.6 million, respectively, which is included in other long-term liabilities. The liability for each facility will be accreted to its settlement value, which is estimated to approximate $16.6 million through the estimated settlement dates extending from 2021 through 2042. Due to the time over which these obligations could be settled and the judgment used to determine the liability, the ultimate obligation may differ from the estimate. Upon settlement, any difference between actual cost and the estimate is recognized as a gain or loss in that period.

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

Lease Guarantees

The Company is subject to lease guaranty agreements on six of the facilities leased by the NewGen Partnership, under which it guarantees all payments and performance obligations of the tenants. As of December 31, 2020, the six leases have undiscounted cash rent obligations remaining of $84.7 million.

(22)	Fair Value of Financial Instruments

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

The tables below present the Company’s assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$212,071	$212,071	$—	$—
Restricted cash and equivalents	101,149	101,149	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	23,893	—	23,893	—
Corporate bonds	60,802	—	60,802	—
Government bonds	69,157	39,480	29,677	—
Total	$467,072	$352,700	$114,372	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Assets:	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$12,097	$12,097	$—	$—
Restricted cash and equivalents	113,709	113,709	—	—
Restricted investments in marketable securities:
Mortgage/government backed securities	21,023	—	21,023	—
Corporate bonds	48,926	—	48,926	—
Government bonds	66,993	45,903	21,090	—
Total	$262,748	$171,709	$91,039	$—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments

The table below shows the carrying amounts and estimated fair values, net of debt issuance costs and other non-cash debt discounts and premiums, of the Company’s primary long-term debt instruments (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Asset based lending facilities	$279,106	$279,106	$412,346	$412,346
Term loan agreements	210,913	210,913	196,714	196,714
Real estate loans	215,848	215,848	265,700	265,700
HUD insured loans	26,221	26,221	117,117	117,117
Notes payable	104,598	104,598	116,952	116,952
Mortgages and other secured debt (recourse)	6,987	6,987	6,369	6,369
Mortgages and other secured debt (non-recourse)	697,049	697,049	498,222	498,222
	$1,540,722	$1,540,722	$1,613,420	$1,613,420

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

Non-Recurring Fair Value Measures

The Company recently applied the fair value measurement principles to certain of its non-recurring nonfinancial assets in connection with an impairment test. The following tables present the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis (in thousands):

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2020	December 31, 2020
Assets:
Property and equipment, net	$984,712	$11,500
Finance lease right-of-use assets, net	27,848	6,000
Operating lease right-of-use assets	1,715,532	161,500
Intangible assets, net	82,270	—
Goodwill	85,642	—

		Impairment Charges -
	Carrying Value	Year ended
	December 31, 2019	December 31, 2019
Assets:
Property and equipment, net	$962,105	$10,696
Finance lease right-of-use assets, net	37,097	—
Operating lease right-of-use assets	2,399,505	6,241
Intangible assets, net	87,446	—
Goodwill	85,642	—

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

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(23)	Subsequent Events

NewGen Partnership

On February 1, 2021, the Company sold the real estate and operations of two skilled nursing facilities in California and Nevada to the NewGen Partnership for a price of $19.2 million, which represented the outstanding HUD insured loans as of the closing date. The associated asset and loan balances were presented as held for sale in the consolidated balance sheet at December 31, 2020. The facilities generated annual revenues of $15.7 million and pre-tax income of $1.7 million. The Company recorded a long-lived asset impairment charge of $0.7 million associated with one of the facilities during the year ended December 31, 2020. The Company is assessing the full impact these sales will have on its consolidated financial statements.

Restructuring Transactions

Second Spring

On March 12, 2021, Second Spring sold the real estate of 16 of the 21 skilled nursing facilities, in which the Company operates and leased from Second Spring, to affiliates of Cascade. The Company continues to operate all 16 centers under an interim master lease, with a reduced monthly lease rate. As part of the transaction, the Company entered into operations transfer agreements with two prospective new operators and anticipates transferring operations of the facilities as early as May 1, 2021. Upon transfer, the Company will receive a payment of $9.3 million from Cascade, and $13.8 million of facility related liabilities will be assumed by the new operators or reimbursed to the Company. The Company has signed operations transfer agreements for four of the facilities and expects to transfer those operations upon the receipt of licensure approval. No definitive plans have been determined as to the fifth remaining facility.

The 21 facilities leased from Second Spring generated annual revenues of $276.4 million and pre-tax loss of $35.3 million during the year ended December 31, 2020. The ROU assets and lease obligations associated with the facilities were $174.0 million and $189.0 million, respectively, as of December 31, 2020. The Company is evaluating the accounting for these transactions, which is expected to be finalized later in 2021 upon the satisfaction of certain conditions and the related timing.

The Investment Agreement

On March 2, 2021, the Company entered into an investment agreement (the Investment Agreement) with FC-GEN Operations Investment, LLC (FC-GEN), a subsidiary of the Company, and ReGen Healthcare, LLC, (the Investor).

(a) The Notes

In accordance with the terms of the Investment Agreement, on March 2, 2021 (the Initial Closing Date), the Investor purchased for $50.0 million a convertible promissory note of FC-GEN (the Initial Note), which is convertible into 69,500,755 baskets of securities (Conversion Baskets), each comprised of one Class A common unit of FC-GEN (Class A Unit) and one Class C common stock of Genesis (Class C Share), subject to adjustment, which represent 25% of the fully diluted share capital of the Company (the Initial Closing). Under the Investment Agreement, the Investor has an option exercisable on or prior to March 31, 2021 to purchase for $25.0 million (the Supplemental Purchase), a second convertible promissory note (the Supplemental Note), which is convertible into 34,594,079 Conversion Baskets which, together with the Conversion Baskets issuable upon conversion of the Initial Note, represent 33.3% of the fully diluted share capital of the Company as of the Initial Closing Date, subject to certain adjustments (the Second Closing). The conversion of the Notes are subject to, among other things, receipt of

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain regulatory approvals. The number of Conversion Baskets issuable upon conversion assumes that the Welltower Shares (as defined below) have been issued. If such Welltower Shares have not been issued in part or in full, the Investor would receive a lesser amount of Conversion Baskets upon conversion and be issued the remainder of the Conversion Baskets upon the issuance of the Welltower Shares or the remainder of the Welltower Shares, as applicable.

(b) The ReGen Warrant

Under the Investment Agreement, upon the closing of the Supplemental Purchase, the Investor will receive a warrant (the ReGen Warrant) to purchase baskets of Class A Units and Class C Shares, with each such basket consisting of one Class A Unit and one Class C Share, subject to adjustment pursuant to the terms of the ReGen Warrant (together, the Exercise Basket) at an exercise price equal to $1.00 per Exercise Basket, subject to adjustment pursuant to the terms of the ReGen Warrant. The ReGen Warrant will be exercisable for 55,600,604 Exercise Baskets (subject to certain adjustments) by the Investor during the term commencing on the date of the Second Closing and ending on the third anniversary of the Second Closing.

(c) Governance Matters

In accordance with the terms of the Investment Agreement, the board of directors (the Board) has fixed the size of the Board at seven (7) members. In accordance with the terms of the Investment Agreement, at the Initial Closing, two directors resigned from the Board and the vacancies were filled with two directors selected by the Investor (each, an Investor Director). Any change in the size of the Board from seven (7) must be approved by (i) the Independent Committee at any time prior to the one year anniversary of the Investment Agreement and (ii) the Investor, if the change is made at a time when the Investor is entitled to elect one Investor Director to the Board. Effective March 2, 2021, Robert Fish resigned as Chairman of the Board and David Harrington, an Investor Director, was appointed as Chairman. So long as the Investor is entitled to two seats on the Board, one of the Investor Directors will be the Chairman. Mr. Fish continues to be CEO as well as a director on the Board.

In the event that the Second Closing occurs, the Company is obligated to cause an additional director who is not an Investor Director (a Non-Investor Director) to resign from the Board and for the vacancy to be filled with an Investor Director. In the event that the Second Closing occurs, the Investor will continue to be entitled to designate three Investor Directors to the Board so long as the Investor and its Affiliates beneficially own in the aggregate at least 75% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing (the 3 Director Beneficial Ownership Requirement). If at any time the 3 Director Beneficial Ownership Requirement is not met, the Investor will be entitled to designate two Investor Directors to the Board, so long as the Investor and its Affiliates beneficially own in the aggregate (i) if the Second Closing occurred, 50% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing or (ii) if the Second Closing did not occur, 75% of the Class A Units and Class C Shares under the Initial Note the Investor acquired beneficial ownership of at the Initial Closing (the 2 Director Beneficial Ownership Requirement) and the Investor will cause one Investor Director then on the Board to resign. If at any time the 2 Director Beneficial Ownership Requirement is not met, the Investor will be entitled to designate one Investor Director to the Board, so long as the Investor and its Affiliates beneficially own in the aggregate (i) if the Second Closing occurred, 25% of the Class A Units and Class C Shares under the Initial Note and Supplemental Note the Investor acquired beneficial ownership of at the Initial Closing and the Second Closing or (ii) if the Second Closing did not occur, 25% of the Class A Units and Class C Shares under the Initial Note the Investor acquired beneficial ownership of at the Initial Closing (the 1 Director Beneficial Ownership Requirement) and the Investor will cause any Investor Director(s) then on the Board in excess of one to resign. If at any time the 1 Director Beneficial Ownership Requirement is not met, the Investor will not be entitled to designate any Investor Directors to the Board and the Investor will cause all Investor Directors then on the Board to resign. Until the one year anniversary of the date of the Investment Agreement, the Investor will cause all Investor Directors to recuse themselves from any meetings of the Board or any committee thereof regarding any related party transaction involving the Investor.

In accordance with the terms of the Investment Agreement, so long as the 1 Director Beneficial Ownership Requirement is satisfied, the Investor has the right to designate an observer to the Board (the Observer), who (i) may attend meetings of the Board but may not vote or otherwise participate in them and (ii) is bound to confidentiality obligations as set forth in the Investment Agreement.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of the Investment Agreement, Genesis has formed an independent committee of the Board comprised of up to three (3) directors (the Independent Committee), each of whom must be a Non-Investor Directors and qualify as an independent director under the listing standards of the New York Stock Exchange (the NYSE) except that the CEO as of the Initial Closing Date may serve on the Independent Committee if he is a director. The initial Independent Committee is comprised of James McKeon, James Bloem and Robert Fish. At any time prior to the one year anniversary of the date of the Investment Agreement: (i) the size of the Independent Committee may not be changed, (ii) none of the initial directors on the Independent Committee may be removed therefrom, except and only by the agreement of the two (2) remaining directors on the Independent Committee or by the sole remaining director on the Independent Committee, as the case may be, (iii) a vacancy on the Independent Committee, arising for any reason, may be filled only by the agreement of the two (2) remaining directors on the Independent Committee or by the sole remaining director on the Independent Committee, as the case may be and (iv) in the event of the death, resignation or removal of any Non-Investor Director as a member of the Board, the Independent Committee shall fill such vacancy, except that the Investor shall fill the vacancy resulting from the resignation of a Non-Investor Director in connection with the Second Closing. The Independent Committee has the authority to enforce the Company's rights under the Investment Agreement and will make all determinations therefor regarding the performance and exercise of any rights or obligations of the Company or its subsidiaries. Further, the Independent Committee has the authority to approve certain related party transactions involving the Investor. The Independent Committee must also approve (i) any amendment to the Company Bylaws that limits or reduces the authority of the Independent Committee and (ii) any amendment to certain sections of the Investment Agreement that affects the governance of the Company or the rights of the Company or Independent Committee. The Independent Committee will be disbanded at the one year anniversary of the Investment Agreement.

The Investment Agreement further provides that the Investor may not convert Class A Units that would be issued upon conversion of the Initial Note or Supplemental Note or exercise of the ReGen Warrant into shares of Class A common stock of Genesis (the Class A Shares).

The Waiver Agreement

The Investment Agreement requires the Company to use reasonable best efforts to (i) delist the Class A Shares from the NYSE, (ii) deregister the Class A Shares under the Exchange Act, and (iii) suspend any Exchange Act reporting obligations in respect of the Class A Shares (collectively, the Delisting and Deregistration). In connection with the Delisting and Deregistration, on March 2, 2021, the Company entered into a Waiver Agreement (the Waiver Agreement) with certain stockholders of the Company (the Waiving Holders) who are parties to the Registration Rights Agreement, dated as of August 18, 2014, by and among the Company and the stockholders signatory thereto (the Registration Rights Agreement). Under the Waiver Agreement, the Waiving Holders have agreed to waive the provisions of the Registration Rights Agreement that require that the Company maintain a shelf registration statement, provide the stockholders party thereto with demand registration rights and file with the SEC reports required under the Securities Act of 1933, as amended (the Securities Act) and the Securities Exchange Act of 1934, as amended (the Exchange Act). In the event that subsequent to the completion of the Delisting and Deregistration, the Class A Shares are both registered under the Exchange Act and listed on a national securities exchange, the Waiver Agreement automatically becomes null and void.

The Transaction Agreement

On March 2, 2021 (the Effective Date), the Company entered into a Transaction Agreement (together with the exhibits and schedules thereto, the Transaction Agreement) with Welltower, pursuant to which the Company has agreed to support Welltower in connection with the sale to third party purchasers of Welltower’s interests in certain facilities that the Company leases from Welltower (the Facilities), terminate the leases on 51 of its facilities leased from Welltower and transition operations to new operators (the New Operators) in return for an $86 million payment; the $86 million will be used to repay Company obligations to Welltower which shall occur incrementally over time upon the transition of the Facilities. In connection therewith, the Company has agreed to transfer management and/or operations of such Facilities to designated replacement operators (the Transitions), subject to the retention of certain liabilities related thereto by the Company, the assumption of certain liabilities by the New Operators and the delivery of certain indemnities by Welltower relating to the Transitions.

The 51 facilities leased from Welltower, as described above, generated annual revenues of $629.8 million and pre-tax loss of $82.5 million during the year ended December 31, 2020. The ROU assets and lease obligations associated with the facilities were $552.0

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $686.5 million, respectively, as of December 31, 2020. The Company is evaluating the accounting for these transactions, which is expected to be finalized later in 2021 upon the satisfaction of certain conditions and the related timing.

The Transaction Agreement further provides that, upon the Company satisfying certain conditions, including transition of the Facilities, in consideration for Genesis undertaking the transactions contemplated in the section below entitled “The Welltower Warrant and Shares” (a) an additional approximately $170 million of outstanding unsecured indebtedness owed to Welltower will be written off and (b) the Company’s obligations in respect of the yet outstanding secured and unsecured indebtedness will be restructured (the Debt Write-Down). Concurrently with the Debt Write-Down, the Company will issue a warrant to Welltower for its purchase of shares in the Company and Class A Shares, in each case as more particularly described below.

(a) The Welltower Warrant and Shares

Pursuant to the Transaction Agreement, concurrently with the debt restructure, the Company will (i) issue to a subsidiary of Welltower (TRS Holdco) a warrant (the Welltower Warrant) to purchase 900,000 Class A Shares at an exercise price equal to $1.00 per share, which Welltower Warrant will be exercisable by TRS Holdco during the period commencing on the date which is six months following the issuance date of the Welltower Warrant (the Issuance Date), and ending on the date which is five years following the Issuance Date; and (ii) issue to Welltower Class A Shares (the Welltower Shares) representing 20% of the indirect ownership of FC-GEN, provided that such issuance will be subject to dilution from new capital (including the Initial Note and the Supplemental Note).

(b) The Term Loan Amendments

Pursuant to the Transaction Agreement, the Company and Welltower have agreed to certain amendments (the Term Loan Amendments) to the Term Loan Agreement, dated as of July 29, 2016 (as may be amended, restated, amended and restated, extended, supplemented or otherwise modified from time to time, including as amended by the Term Loan Amendments, the Term Loan Agreement), among the Company, FC-GEN Operations Investment, LLC, as the borrower (the Term Borrower), certain other subsidiaries of the Company party thereto, Markglen, Inc. (the Welltower Lender) and OHI Mezz Lender, LLC and any other lender from time to time party thereto and Welltower, as administrative agent and collateral agent.

Among other things, the Term Loan Agreement (i) provides that all interest payable on the term loans of the Welltower Lender (the Welltower Term Loans) may be paid in-kind at the option of the Company, (ii) extends the maturity of the term loans to January 1, 2024, (iii) removes the financial covenants (except for the covenant with respect to capital expenditures), (iv) includes additional negative covenants restricting, among other things, asset sales and the issuance of capital stock by certain subsidiaries of the Company and (v) permits the Company and its subsidiaries to enter into certain other transactions, including the Transitions and the transactions contemplated by the Transaction Agreement.

The Term Loan Amendments to the Term Loan Agreement are effective as of the Effective Date. However, if the Company has not completed any Transitions by September 1, 2021, then several of the Term Loan Amendments (including the changes that permit all interest payable on the Welltower Term Loans to be paid in-kind) will no longer be effective. Moreover, if the Company does not complete Transitions with respect to 85% of the Facilities by September 1, 2021, then a portion of the interest payable with respect to the Welltower Term Loans will require interest to be paid with cash instead of in-kind until the Transitions are completed.

(c) The Asset Based Lending Facility

On the Effective Date, the Company also entered into an Amendment No. 7 (the ABL Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of March 6, 2018 (as may be amended, restated, amended and restated, extended, supplemented or otherwise modified from time to time, the ABL Credit Agreement), among the Company, certain subsidiaries of the Company party thereto as borrowers and/or as guarantors, the lenders party thereto, the letter of credit issuers party thereto and MidCap Funding IV Trust, as administrative agent.

GENESIS HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other things, the ABL Amendment, permits the Company and its subsidiaries to enter into certain transactions, including, among other things, the Transitions, the Term Loan Amendments and certain other transactions contemplated by the Transaction Agreement.

Tax Benefit Preservation Plan

On March 11, 2021, the Company entered into a Tax Benefits Preservation Plan (the Plan) with Equiniti Trust Company as rights agent (the Rights Agent), and the Board of Directors of the Company declared a dividend distribution of one right (a Right) for each outstanding share of common stock, par value $0.001 per share, of the Company to stockholders of record at the close of business on March 11, 2021 (the Record Date). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Unit) of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), at a purchase price of $4.50 per Unit, subject to adjustment (the Purchase Price). The Plan is intended to help protect the Company’s ability to use its tax net operating losses and certain other tax assets (Tax Benefits) by deterring any person from becoming the beneficial owner of 4.9% or more of the shares of the Company’s Common Stock then outstanding.

The Right will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right.

In connection with the adoption of the Plan, the Board of Directors approved the Certificate of Designation, Preferences, and Rights of Series A Preferred Stock, which designates the rights, preferences and privileges of 4,000,000 shares of a series of the Company’s preferred stock, par value $0.001 per share, designated as Series A Junior Participating Preferred Stock.